Form 10-K
period 1999-12-31
LYON INVESTMENTS B V
filed 2000-03-30
CIK 1071113

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
          (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the Year ended December 31, 1999
                                      OR
        ( )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                            SECURITIES ACT OF 1934
              For Transition Period from __________ to __________
                       Commission File Number 0001071113
                              LYON INVESTMENTS BV
            (Exact name of registrant as specified in its charter)

       THE NETHERLANDS
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                               Simon J. Goddard
                             Lyon Investments B.V.
                                Wilhelminaweg 8
                        6951 BP Dieren, The Netherlands
         (Address of principal executive offices, including zip code)
                          Telephone: (31 313) 429 437
             (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes No (X).

                           THE DERBY CYCLE CORPORATION

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            PAGE


                                    PART I
                                    ------

ITEM 1.    BUSINESS.........................................................   1

ITEM 2.    PROPERTIES.......................................................   7

ITEM 3.    LEGAL PROCEEDINGS................................................   8

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   8

                                    PART II
                                    -------

ITEM 5.    MARKET FOR THE REGISTRANTS' UNITS AND RELATED UNITHOLDER
           MATTERS..........................................................  9

ITEM 6.    SELECTED HISTORICAL FINANCIAL AND OPERATING DATA.................  10

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS........................................  12

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  25

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE..............................  25

                                   PART III
                                   --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  26

ITEM 11.   EXECUTIVE COMPENSATION...........................................  29

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.......................................................  32

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  37

                                    PART IV
                                    -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..  E1

                                     PART I

ITEM 1.  BUSINESS

Nature of the Business

The accompanying combined financial statements have been prepared to reflect the financial position and results of operations of the bicycle and bicycle component businesses of Derby International Corporation S.A. ("DICSA"), a Luxembourg holding company through May 14, 1998. Up to that date DICSA owned shares, either directly or indirectly, in a number of bicycle and bicycle component companies worldwide that predominantly operate as stand-alone entities. Each of the companies manufactures, assembles and/or distributes bicycles and bicycle components. These bicycle and bicycle component companies, collectively referred to as The Derby Bicycle Group, have significant operations in The Netherlands ("Gazelle"), the United Kingdom ("Raleigh U.K.", and "Sturmey Archer"), Canada ("Raleigh Canada"), Germany ("Derby Germany"), South Africa ("Probike") and the United States ("the Derby U.S.A." division of the Company).

Effective May 14, 1998, DICSA reorganized its businesses in connection with a recapitalization agreement so that each of its bicycle and bicycle component companies are owned directly or indirectly by The Derby Cycle Corporation, a Delaware corporation with operations in the United States. The accompanying consolidated financial statements have been prepared to reflect the financial position and results of operations of the Company and its subsidiaries from May 14, 1998 through December 31, 1999. Accordingly, the financial statements have been prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. Dollars.

References to the "Company" throughout this document mean The Derby Bicycle Group through May 14, 1998 and The Derby Cycle Corporation and its subsidiaries from May 14, 1998 through December 31, 1999.

Overview

The Company is a world-leading designer, manufacturer and marketer of bicycles. The Company holds the leading market share in the United Kingdom, The Netherlands, Canada and Ireland, holds the leading market share in the adult bicycle market in Germany and is also a leading bicycle supplier in the United States. Competing primarily in the medium- to premium-priced market, the Company owns or licenses many of the most widely recognized brand names in the bicycle industry, including leading global brands such as Raleigh, Diamond Back, Nishiki and Univega, and leading regional brands such as Gazelle in The Netherlands and Kalkhoff, Musing, Winora and Staiger in Germany. The Company designs, manufactures and markets a wide range of bicycles in all major product categories: (i) all-terrain or mountain bicycles ("M.T.B.s"), (ii) city bicycles, also called touring or upright bicycles, (iii) hybrid bicycles, also called comfort or cross bicycles, (iv) juvenile bicycles, including bicycle motocross ("B.M.X.") bicycles, and (v) race/road bicycles. The Company distributes branded bicycles through extensive local market networks of independent bicycle dealers ("I.B.D.s") as well as through national retailers, and distributes private label bicycles through mass merchandisers and specialty stores.

Through a series of acquisitions and plant expansions, the Company has created a global bicycle business distinguished by its leading market positions, low cost production, extensive distribution network and reputation for high quality. Organized in 1986 for the purpose of acquiring the Raleigh, Gazelle and Sturmey Archer bicycle and bicycle component businesses from TI Group plc, the Company expanded into the United States and Germany in 1988. Since then, the Company has acquired additional well-known brands and leveraged its existing manufacturing plants and component sourcing operations to lower unit costs for its acquired businesses.

Since 1990, the Company has invested in labor-saving, flexible production machinery and restructured the workforces at its manufacturing locations. From 1992 to 1993, taking advantage of substantial incentives from the German government, the Company built a factory in Rostock, in the former German Democratic Republic.

The Company's operations are concentrated in Germany, The Netherlands, the United States, the United Kingdom and Canada, with manufacturing operations in these countries, each led by experienced local management.

The Company maintains marketing or purchasing operations in five additional countries. (See Financial Statements page F-28 for details of segmental information). Each local operation manages national distribution channels, dealer service and working capital and benefits from shared product design and manufacturing technologies as well as from economies of scale generated by the Company's aggregate purchasing power. Consequently, each local operation has the flexibility to respond to shifts in local market demand and product preference.

Acquisition History and Investment Program

The Company was organized in 1986 to acquire the Raleigh, Gazelle and Sturmey Archer bicycle and bicycle component businesses from TI Group plc. In 1988, the Company acquired the assets of Neue Kalkhoff, the second largest bicycle manufacturer in the former Federal Republic of Germany at the time, and established Derby Germany. Also in 1988, the Company acquired the assets of Raleigh Cycle Company of America from Raleigh's U.S. licensee, Huffy Corporation, and the West Coast Cycle division of Medalist Industries Inc. (owner of the Nishiki brand in the United States). These two businesses were merged to form Raleigh U.S.A.. The Company formed the Probike South Africa operating company with the acquisitions of Cycle and Hardware Factors in 1989, J.H. Slotar in 1990 and Cycle Centre Wholesale in 1991. In 1992, the Company acquired Musing, the German bicycle manufacturer. In 1997, Derby acquired the assets and operations of the Winora and Staiger businesses. Winora-Staiger is a long established bicycle manufacturer and distributor located in southwestern Germany. Also in 1997, Derby acquired the worldwide rights to the Univega brand name and its associated trade names, trademarks and designs and formed Univega as a holding company for the acquisition of the Univega Group in Germany.

On February 4, 1999, the Company acquired the assets (and assumed certain liabilities) of the Diamond Back Group for approximately $44.3 million in cash. The Diamond Back Group consisted of Diamond Back International Company Limited, a private British Virgin Islands company ("Diamond Back"), Western States Import Company Inc., a Delaware corporation ("Western States") and Bejka Trading A.B., a private Swedish company ("Bejka"), each of which was engaged in the bicycle, bicycle parts and accessories and fitness equipment distribution business.


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

Like other bicycle manufacturers, the Company also faces competition from bicycles imported from the Far East. In recent years, the impact of this competition has diminished due to the imposition of anti-dumping duties by the E.U. The purpose of anti-dumping duties is to promote fair competition between domestic and foreign suppliers of bicycles by increasing the cost of foreign-supplied bicycles to domestic fair market value. Such anti-dumping duties work by imposing a payment due to be made by the importer at the time of clearing customs. The impact of such anti-dumping duties is to increase the retail price of imported bicycles, thus enabling domestic manufacturers to compete more fairly with imported bicycles. Specifically, imports from the Far East have been constrained by E.U. initiatives such as the 30.6% anti-dumping duty on Chinese bicycles introduced in 1993, which continues in effect until 2004. The E.U. has also imposed anti-dumping duties and tariffs, ranging up to 39.4%, on bicycles imported from most manufacturers in Thailand, Malaysia and Indonesia. In addition, in January 1997, the E.U. strengthened its existing regulations to prevent circumvention through the importation of kits and partially assembled bicycles. Anti-dumping duties were imposed by the E.U. on Taiwan on August 24, 1998 at various rates for different manufacturers for a period of five years.

There can be no assurance that the Company will be able to compete successfully in the future with other bicycle manufacturers located in its principal markets or in the Far East or that the expiration or repeal of existing anti-dumping duties or competition in the bicycle industry will not have a material adverse effect on the Company's business, financial condition and results of operations.


Dependence On Certain Suppliers

The Company's operations are highly dependent upon components manufactured by non-U.S. suppliers located primarily in Taiwan, Japan and in China. As is common in the bicycle industry, a substantial majority of the Company's multi-speed bicycles contain components supplied by Shimano Inc. ("Shimano"), the world's largest bicycle component manufacturer and supplier, and a brand with a strong reputation among bicycle consumers. Although Shimano has not indicated any intention to limit or reduce sales of components to the Company, if it were to do so, the Company's business, financial condition and results of operations could be adversely affected. Although the Company has established relationships with its principal suppliers, the Company's future success will depend on its ability to maintain such relationships and to develop relationships with new suppliers. In the event of a delay or disruption in the supply of components, the Company believes that suitable alternative suppliers could be located, although the transition to other suppliers could result in significant production delays. Any significant delay or disruption in the supply of components could have a material adverse effect on the Company's business, financial condition and results of operations.


The Recapitalization

On May 14, 1998, the Company consummated a recapitalization. Pursuant to a Recapitalization Agreement dated March 11, 1998 (as amended, the
"Recapitalization Agreement"), (i) the Company was restructured (the "Restructuring") such that the Company now owns all the capital stock of approximately 70 existing subsidiaries, a controlling interest in Raleigh Canada, Univega, Univega License, the Univega Group, Derby Holdings South
Africa and certain other subsidiaries, and a minority interest in certain other entities; (ii) each of Derby Finance S.a.r.l. ("DFS") (a wholly owned subsidiary of

DICSA, the former parent company of the Company), Thayer Equity Investors III, L.P. ("Thayer") and Perseus Capital, L.L.C. ("Perseus") purchased (through their respective wholly owned subsidiaries) equity interests in the Company in the amounts of $3.0 million, $50.0 million and $10.0 million, respectively, for cash (collectively, the "Equity Contributions"); (iii) DICSA (directly and through
DFS) retained an equity interest in the Company and Raleigh Canada having a value of $45.0 million (the "Retained Equity"), based on the amounts invested in the Company's equity by DFS, Thayer and Perseus.

The Retained Equity includes preferred stock of Raleigh Canada issued to DICSA in connection with the Recapitalization (the "Raleigh Canada Preferred Stock"), which may be exchanged for shares of Class A common stock (as defined) and Class B common stock (as defined) of the Company having a value of $23.3 million, based on the amounts invested in DCC's equity by DFS, Thayer and Perseus, or redeemed subsequent to the vesting of the Company's right to exchange such stock for shares of its common stock (as defined), at the option of DICSA under certain circumstances, for a cash payment of $23.3 million, plus all accrued and unpaid dividends thereon, pursuant to an exchange agreement among DICSA, the Company and Raleigh Canada (the "Raleigh Canada Exchange Agreement"). In addition, (i) the Company made a cash payment of $146.2 million to DFS (the "DFS Payment"); (ii) equity held by the minority shareholders of Derby Holdings South Africa was redeemed for a cash payment of $1.9 million (the "Redemption Payment"); (iii) the Company repaid its net existing indebtedness (the "Existing Indebtedness") (other than indebtedness of the Company's South African subsidiaries incurred under a credit facility providing for maximum borrowings in an amount approximately equivalent to $6 million (the "South African Credit Facility")), in an amount of $148.1 million; (iv) the Company and certain of its subsidiaries borrowed $84.9 million under a new secured senior revolving credit agreement (the "Revolving Credit Agreement"); and (v) the Issuers issued the Old Notes (collectively with borrowings under the Revolving Credit Agreement, the "Debt Financing"), as of May 14, 1998. The Restructuring, the Equity Contributions, the DFS Payment, the repayment of Existing Indebtedness (other than indebtedness incurred under the South African Credit Facility) and the Debt Financing are collectively referred to as the "Recapitalization".


Investor Group

Subsequent to the Recapitalization, the issue of Class C common stock in February, 1999 and the issue, during 1999, of Class A and Class C common stock under the management stock plan, the Company's shareholders are (i) DC Cycle L.L.C. ("DC Cycle") a wholly-owned subsidiary of Thayer, which controls approximately 64% of the total voting power of the Company's capital stock, (ii) Perseus Cycle L.L.C. ("Perseus Cycle") a wholly-owned subsidiary of Perseus, which controls approximately 13% of the total voting power of the Company's capital stock, (iii) DFS, which controls approximately 20% of the total voting power of the Company's capital stock and (iv) Management, which controls approximately 3% of the total voting power of the Company's capital stock. Prior to the Recapitalization, the Company was wholly-owned by DICSA through its subsidiary, DFS.

Thayer is a private equity fund managed by TC Equity Partners ("Thayer Capital"), a private equity investment firm based in Washington, D.C.. Thayer Capital's partners are Frederic V. Malek, Carl J. Rickertsen and Paul G. Stern. Thayer Capital invests primarily in private equity investments in management buyouts and recapitalizations. In June 1996, Thayer Capital closed Thayer, a private equity fund, with $364 million in commitments.

Perseus is a merchant banking venture managed by Perseus Management L.L.C. ("Perseus Management") and based in Washington, D.C.. Perseus invests primarily in leveraged acquisitions of operating businesses. Frank H. Pearl is the Chairman and President of Perseus and is one of the founding directors and shareholders of DICSA.

DFS is a wholly-owned subsidiary of DICSA. A. Edward Gottesman, a director of the Company, the chairman of DICSA and a charitable trust of which he is the settlor, controls a majority of the capital stock of DICSA indirectly through an industrial holding company, Centenary Corporation ("Centenary"). Alan J. Finden-Crofts, a director of the Company and a director of DICSA, and Mr. Pearl, a director of the Company and a director of DICSA, own minority interests in DICSA.

Global Bicycle Industry Overview.

The global bicycle industry, including bicycles, parts and accessories, is estimated to have total retail sales in excess of $20 billion. The bicycle manufacturing segment of the industry, with annual production of approximately 100 million units, is competitive, highly fragmented and locally driven. Bicycles are produced throughout the world in approximately 65 countries with product demand, design and distribution driven by varying local market dynamics and consumer preferences. Across local markets, bicycle products can be classified into five major categories: (i) all-terrain or mountain bicycles, referred to as M.T.B.s, which feature wide tires, high strength frames, components with multiple gears and powerful brakes, (ii) city bicycles, also called touring or upright bicycles, which feature more comfortable seats, up to seven gears within the wheel hub, chain and splash guards, luggage racks and lights, (iii) hybrid bicycles, also called comfort or cross bicycles, which combine the technology of M.T.B.s with the comfort and practicality of city bicycles, (iv) juvenile bicycles with smaller wheels and frame size, including B.M.X. bicycles, and (v) race/road bicycles, which feature narrow, high pressure tires, lightweight frames and components with multiple gears. In general, these bicycle products are marketed and sold through two primary distribution channels: I.B.D.s and mass merchandisers. I.B.D.s typically carry a broad range of relatively high priced, high quality bicycles, while mass merchandisers tend to offer relatively lower priced bicycles focused primarily on the juvenile market. The Company manufactures and markets bicycles across all five major product categories and distributes through both the I.B.D. channel and the mass merchandiser channel. Management believes that the Company is an industry leader because it offers its customers high quality, comprehensive product lines in each of its local markets.

ITEM 2.  PROPERTIES

The Company manufactures at sites in the U.K., the Netherlands, Germany, Canada and the U.S.A.. The Company sold the factories and offices located in Nottingham, England used by its Raleigh U.K. and Sturmey Archer operations in December 1999. These properties have been leased back. The company has granted an option to a property developer on the Raleigh U.K. warehouse site. Raleigh U.K. has entered into a lease for a new warehouse for its parts and accessories business unit with effect from May 2000. Except for the U.K. and U.S.A., these manufacturing sites are owned by the Company. The U.K. and U.S.A. manufacturing sites and certain warehouse and office facilities in Europe, South Africa and Taiwan, are leased. The leases of the Diamond Back properties in U.S.A. and Sweden were assigned to the Company in February 1999. See the following tables on freehold and leasehold properties. The Company believes that it has satisfactory title to or valid rights to the use of all of its material properties.

Operating entity                        Location                              Freehold property
Derby Germany                           Cloppenburg, Germany                  Factory and main offices
Derby Germany                           Rostock, Germany                      Factory
Derby Germany                           Sennfeld, Germany                     Factory and offices
Gazelle                                 Dieren, The Netherlands               Factory and offices
Raleigh Canada                          Oakville, Canada                      Offices and warehouse
Raleigh Canada                          Waterloo, Canada                      Factory
Raleigh U.K.                            Nottingham, England                   Warehouse
Sturmey Archer                          Birmingham, England                   Factory

Operating entity                        Location                              Leasehold property
Derby Cycle Corporation                 Stamford, Connecticut                 Offices
Derby Germany                           Isernhagen, Germany                   Offices and warehouse
Derby Germany                           Kirchheim, Germany                    Offices and warehouse
Derby Germany                           Nidwailden, Switzerland               Offices and warehouse
Derby Sweden                            Gothenberg, Sweden                    Offices and warehouse
Derby Trading Co                        Shenzhen, China                       Offices and warehouse
Derby Trading Co                        Taipei, Taiwan                        Offices
Derby Trading Co                        Taichung, Taiwan                      Offices
Derby U.S.A.                            Bolingbrook, Illinois                 Warehouse
Derby U.S.A.                            Camarillo, California                 Warehouse and offices
Derby U.S.A.                            Dayton, New Jersey                    Warehouse
Derby U.S.A.                            Hanover Park, Illinois                Warehouse
Derby U.S.A.                            Kent, Washington                      Factory, warehouse and offices
Derby U.S.A.                            Paulsboro, New Jersey                 Warehouse
Probike                                 Bloemfontein, South Africa            Offices and warehouse
Probike                                 Durban, South Africa                  Offices and warehouse
Probike                                 Ottery, Cape Town, South Africa       Offices and warehouse
Probike                                 Port Elizabeth, South Africa          Offices and warehouse
Probike                                 Sandton, South Africa                 Offices and warehouse
Raleigh Ireland                         Dublin, Republic of Ireland           Offices
Raleigh U.K.                            Nottingham, England                   Factory and offices
Sturmey Archer                          Amsterdam, The Netherlands            Offices
Sturmey Archer                          Nottingham, England                   Factory and offices

All the freehold property is pledged as security for the Company's seven year revolving credit facility of DM214,000,000.

ITEM 3.  LEGAL PROCEEDINGS

Product Liability

Due to the nature of the Company's business, the Company is a defendant in a number of product liability lawsuits. The plaintiffs in these lawsuits generally seek damages, in amounts that may be material, for personal injuries allegedly sustained as a result of alleged defects in the Company's products. Although the Company maintains product liability insurance, due to the uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries, there can be no assurance that the product liability insurance maintained by the Company is or will be adequate to cover product liability claims or that the applicable insurer will be solvent at the time of any covered loss. In addition, due to deductibles, self-retention levels and aggregate coverage amounts applicable under the Company's insurance policies, the Company may bear responsibility for a significant portion, if not all, of the defense costs (which include attorneys' fees and expenses incurred in the defense of any claim) and the related payments to satisfy any judgments associated with any claim asserted against the Company in excess of any applicable coverage. The settlement of a significant number of insured claims, the settlement of a claim exceeding the Company's insurance coverage or the successful assertion or settlement of an uninsured claim could have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that insurance will remain available, or, if available, will not be prohibitively expensive. The deductible under the Company's insurance policies is currently $250,000 per claim; however, prior to 1993, the deductible was $1.0 million per claim. Not all claims arising during the period in which the Company's deductible was $1.0 million have been resolved and it is possible that additional claims may be filed. The aggregate amount of liability under existing and potential claims could exceed the reserves established by the Company for product liability claims.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II




ITEM 5.  MARKET FOR THE REGISTRANTS' UNITS AND RELATED UNITHOLDER MATTERS

There is no established public trading market for any class of equity.

The Company had the following shares in issue:

                                                                December
                                                                31, 1997
                                                              through May   May 14,     Dec 31,     Dec 31,      March
                                                                14, 1998     1998        1998        1999       30, 2000
                                                              ----------    ------      ------      ------      --------
Common stock held by DFS (1)                                      3,000           -           -           -           -
Class A common stock held by DFS (1, 3)                               -      21,700      21,700      21,700      21,700
Class A common stock held by DC Cycle                                 -      12,500      12,500      12,500      12,500
Class A common stock held by Perseus                                  -      10,000      10,000      10,000      10,000
Class A common stock held by CEO (5)                                  -           -           -       1,200       1,200
Class A common stock held by other directors (7)                      -           -           -           -          40
Class A common stock held by management (6)                           -           -           -       1,760       2,320
Class A common stock held by DICSA (3)                                -       8,300       8,300       8,300       8,300
Class B common stock held by DICSA (3)                                -      15,000      15,000      15,000      15,000
Class C common stock held by DC Cycle (4)                             -           -           -      18,950      20,200
Class C common stock held by Perseus (4)                              -           -           -       3,800       5,050
Class C common stock held by CEO (5)                                  -           -           -         300         300
Class C common stock held by other directors (7)                      -           -           -           -          10
Class C common stock held by management (6)                           -           -           -         440         580
Class A preferred stock (2)                                       5,000           -           -           -           -
Class B preferred stock (2)                                       5,000           -           -           -           -
Class C preferred stock (2)                                      53,432           -           -           -           -
Class D preferred stock (2)                                      45,000           -           -           -           -
Series A preferred stock held by DC Cycle                             -      25,000      25,000      25,000      25,000
Series B preferred stock held by DFS                                  -       3,000       3,000       3,000       3,000

(1) At the time of the Recapitalization, the 3,000 common stock of $1 each held by DFS were converted into 21,700 Class A common stock of $0.01 each.
(2) Classes A, B, C and D preferred stock in issue before the Recapitalization were surrendered by the Company as part of the Recapitalization.
(3) DICSA has the right to acquire 15,000 shares of Class B common stock and 8,300 shares of Class A common stock under the Raleigh Canada Exchange Agreement.
(4) Issued on acquisition of Diamond Back and includes warrants to purchase 1,250 shares of Class C common stock issued in connection with the $7 million bridge loan.
(5)  Issued to CEO.
(6)  Issued to management.
(7)  Issued to non executive director.

ITEM 6.  SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

Selected Historical Financial Data

Set forth below are selected historical financial data of the Company in $ millions (except for share and per share data) as of the dates and for the periods presented. The selected historical financial data as of December 31, 1996, 1997, 1998 and 1999 are derived from the audited combined and consolidated financial statements of the Company. The selected unaudited historical financial data of the Company as of December 31, 1995 was prepared by management in a manner consistent with the audited consolidated financial statements. The information contained in this table should be read in conjunction with "ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes thereto on pages F1 to F33.


                                                                   For the years ended December 31,
                                                        --------------------------------------------------------
$ millions                                              1995         1996         1997         1998         1999
                                                        ----         ----         ----         ----         ----
Net revenues...................................  $     473.8   $    452.6    $   465.7     $  465.3      $ 540.4
Cost of goods sold.............................       (366.2)      (339.1)      (345.9)      (350.3)      (409.5)
                                                 -----------   ----------    ---------     --------      -------
Gross profit...................................        107.6        113.5        119.8        115.0        130.9
Selling, general and administrative expenses...        (81.3)       (80.1)       (90.1)       (91.0)      (107.1)
Recapitalization costs (1).....................          -            -            -           (5.9)         -
Restructuring charge (2).......................         (4.4)         -            -            -           (5.1)
Non-recurring items (3)........................          -            -            -            -           (4.5)
                                                 -----------   ----------    ---------     --------      -------
Operating income...............................         21.9         33.4         29.7         18.1         14.2
Interest expense...............................         (9.4)        (8.0)        (7.5)       (16.9)       (26.3)
Interest income................................          0.9          0.8          1.0          1.0          0.6
Other income (expense), net....................          5.3         (2.7)         0.1         (1.3)         1.5
Gain on dispositions of property, plant and
     equipment.................................          4.7          -            -            -            9.3
                                                 -----------   ----------    ---------     --------      -------
Income (loss) before income taxes, minority
     interest and extraordinary item...........         23.4         23.5         23.3          0.9         (0.7)
Provision for income taxes.....................        (10.1)        (8.9)       (10.6)        (6.3)        (4.5)
Minority interest..............................         (0.1)         -           (0.1)        (0.1)         -
                                                 -----------   ----------    ---------     --------      -------
Income (loss) before extraordinary item........         13.2         14.6         12.6         (5.5)        (5.2)
Extraordinary item (4).........................          -            -            -           (0.4)         -
                                                 -----------   ----------    ---------     --------      -------
Net income (loss)..............................         13.2         14.6         12.6         (5.9)        (5.2)
Dividends accrued on preferred stock.........            -            -            -           (4.9)        (3.7)
                                                 -----------   ----------    ---------     --------      -------
Net income (loss) applicable to common
     shareholders............................    $      13.2  $      14.6  $      12.6  $     (10.8) $      (8.9)
                                                 ===========   ==========    =========     ========      =======
$
Basic and diluted net income (loss) before
     extraordinary item applicable to common
     shareholders per share....................  $     610.1  $     671.2  $     584.5   $   (289.1)  $   (131.0)
Basic and diluted extraordinary item
     applicable to common shareholders per
     share.....................................          -            -            -          (12.0)         -
Basic and diluted net income (loss) applicable
     to common shareholders per share..........        610.1        671.2        584.5       (301.1)      (131.0)
Weighted average number of shares of common
     stock outstanding.........................       21,700       21,700       21,700       35,940       67,666
                                                 ===========   ==========    =========     ========      =======

                                                                   For the years ended December 31,
                                                        --------------------------------------------------------
$ millions                                              1995         1996         1997         1998         1999
                                                        ----         ----         ----         ----         ----
Depreciation and amortization..................  $       9.2  $       8.8  $       9.2  $      10.2  $      11.0
Amortization of pension transition asset.......         (2.7)        (2.7)        (2.5)        (2.5)        (2.4)
Capital expenditures...........................         11.1         10.8          7.4          8.3          7.4

                                                                              December 31,
                                                        --------------------------------------------------------
$ millions                                              1995         1996         1997         1998         1999
                                                        ----         ----         ----         ----         ----
Cash and cash equivalents......................  $      12.7  $       8.8  $      15.4  $      17.5  $      28.9
Working capital................................         85.3         80.0         63.3         73.2         90.5
Total assets...................................        260.3        258.2        285.2        328.3        389.6
Total debt, including current portion..........         92.0         78.6        102.2        226.7        245.6
Preferred stock with redemption rights.........          -            -            -           45.4         49.1
Stock rights (5)...............................          -            -            -           23.3         23.3
Shareholders' equity (deficit).................  $      66.1  $      83.1  $      81.9  $     (70.1) $     (62.5)

(1) Recapitalization costs of $5.9 million in 1998 included legal, accounting and investment banking fees incurred in connection with implementing the Recapitalization on May 14, 1998.

(2) The restructuring charge of $4.4 million in 1994 represented the cost of relocating the Raleigh U.K. bicycle warehouse, offices and frame manufacturing facility. The restructuring charge of $5.1 million in 1999 included the cost of exiting from bicycle frame manufacturing in the U.K. and the closure of some Raleigh distribution facilities in Europe as described in Note 2 of the financial statements.

(3) Non-recurring items of $4.5 million in 1999 included the cost of strategic reviews of aspects of the business and start-up costs of establishing new headquarters as described in Note 2 of the financial statements.

(4) Loss on early extinguishment of debt.

(5) Reflects Class A common stock having a value of $8.3 million and Class B common stock having a value of $15.0 million issuable to DICSA upon exchange of the Raleigh Canada Preferred Stock. The Raleigh Canada Preferred Stock may be redeemed subsequent to the vesting of the Company's right to exchange such stock for shares of its common stock, at the option of DICSA under certain circumstances, for a cash payment of $23.3 million, plus all accrued and unpaid dividends thereon.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the attached consolidated financial statements.

The Company is a world-leading designer, manufacturer and marketer of bicycles. Competing primarily in the medium- to premium-priced market, the Company owns or licenses many of the most recognized brand names in the bicycle industry, including leading global brands such as Raleigh, Diamond Back, Nishiki and Univega, and leading regional brands such as Gazelle in The Netherlands and Kalkhoff, Musing, Winora and Staiger in Germany. For the fiscal years ended December 31, 1997, 1998 and 1999, the Company had net revenues of $465.7 million, $465.3 million and $540.4 million, respectively, and EBITDA of $35.8 million, $30.3 million and $30.5 million, respectively.

The Company operates in eleven countries around the world with a majority of its operations conducted in countries other than the United States. In 1999, 54% of the Company's net revenues were denominated in currencies linked to the Euro, 22% were denominated in U.S. Dollars, 15% were denominated in sterling and 9% were denominated in other currencies. The Company reduces its currency exposure by maintaining operations in the major markets in which it sells its products. The Company further mitigated foreign exchange risk in 1999 by purchasing currency options and entering into forward purchase contracts.


Results of Operations


Comparison of year ended December 31, 1999 to year ended December 31, 1998

All comparisons in the following discussion and analysis are against the corresponding twelve month period ended December 31, 1998, unless otherwise stated.

Units sold:                                                  Year ended
                                                         ---------------------
Thousands of bicycles                                    Dec 31,        Dec 31,
                                                          1998           1999
                                                         -------        -------
Raleigh U.K.....................................           472            502
Gazelle.........................................           303            338
Derby Germany...................................           520            584
Derby U.S.A.....................................           279            515
Raleigh Canada..................................           306            248
Probike.........................................           155            177
Other companies and group transactions..........             -             11
                                                         -----          -----
     Total units sold...........................         2,035          2,375
                                                         =====          =====

Units sold. Units sold increased by 340 thousand units for the year ended December 1999, including Diamond Back sales of 252 thousand units. Excluding Diamond Back, units sold increased by 4% in the year ended December 1999. Particularly strong growth was seen at Gazelle and Derby Germany in the I.B.D. sector following successful product ranges and more effective marketing efforts such as the new television advertising in The Netherlands. This led to a combined increase in sales volumes in those markets of 12% for the year. Sales were regained at Raleigh U.K. and Probike behind better value product lines, producing sales volume increases for the year 14% above year ago. Raleigh Canada's sales fell by 19% in the year ended December 1999 as mass merchants started the year over-stocked and experienced weak bicycle retail sales.

Net revenues:                                                   Year ended
                                                            --------------------
$ millions                                                  Dec 31,      Dec 31,
                                                             1998         1998
                                                            ------       -------
Raleigh U.K................................................ $ 82.1       $ 82.0
Gazelle...................................................   111.5        124.5
Derby Germany.............................................   125.1        145.0
Derby U.S.A...............................................    69.1        117.4
Raleigh Canada............................................    28.8         22.6
Sturmey Archer............................................    23.8         20.6
Probike...................................................    17.0         16.8
Other companies and group transactions....................     7.9         11.5
                                                            ------       ------
     Total net revenues...................................  $465.3       $540.4
                                                            ======       ======

Net Revenues. Net revenues increased $75.1 million to $540.4 million for the year ended December 1999, including revenues from Diamond Back of $52.2 million. Excluding Diamond Back, revenues grew by 5% in the year ended December 1999. Revenues grew in line with the increase in units sold and included $11.2 million in revenues from the sale of parts and accessories and $4.6 million from fitness equipment in the year ended December 1999 at Diamond Back. Sturmey Archer's revenues for the quarter were equal to year ago as renewed sales efforts have stemmed the business erosion of the prior quarters. Sturmey Archer's revenues from the sale of bicycle hubs dropped by $1.9 million (15%) in the year ended December 1999 as competition increased in the European hub market and the re-designed seven-speed hub was not introduced in time for the introduction of 1999 bicycle models. Revenues at Probike for the year ended December 1999 in South African Rand increased over year ago by 7% more than the rate of inflation, but showed a decrease upon translation into U.S. Dollars. Overall the hardening U.S. Dollar reduced consolidated revenues by 3.0% in the year ended December 1999 compared with a year ago.

Gross Profit. Gross profit for the year ended December 1999 increased by $15.9 million. The margin erosion experienced in the first half of 1999 was reversed during the second half, with a gross margin 0.7 percentage points above the second half of 1998, putting gross margin for the year up to within half a percentage point of 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $16.1 million to $107.1 million for the year ended December 1999. Expenses at Diamond Back of $15.5 million for the eleven months ended December 1999 accounted for nearly all the increase. If the 1998 expenses are adjusted to take out the currency gains of $2.0 million realized in 1998, the $2.7 million adverse impact of a weaker U.S. Dollar in 1998 on the translation of figures into U.S. Dollars and to add in the $15.5 million Diamond Back expenses plus $1.7 million for the new headquarters, the underlying operating expenses were actually $0.4 million lower in 1999, despite the 4% increase in bicycle sales volume and inflationary pressures. This decrease was achieved through the reorganization of the various Raleigh operations described below which reduced expenses by $2.0 million.

Restructuring Charge. In order to reduce product costs and selling, general and administrative expenses and maximize the synergy benefits from the Diamond Back acquisition, the Company restructured its businesses in the U.K. and the Raleigh distribution operations in Germany, The Netherlands, Belgium and Ireland, at a cost of $5.1 million as described in Note 2 of the financial statements.

Raleigh U.K. ceased manufacturing steel bicycle frames at the end of 1999 due to increased consumer demand for aluminum frames. Steel frames manufactured by the company accounted for approximately 50% of all frames sold by the company in 1999, with the balance being fabricated mostly from aluminum and imported from Asia. The company has granted an option to a property developer for the sale of the site used for employee car parking, storage and the parts and accessories business that will be released. The company intends to use the $2.5 million net proceeds from the sale of the site to pay down the Company's revolving credit debt. A lease has been entered into for new purpose built premises close to Nottingham for the parts and accessories business. This will allow for improved efficiency in that business and provide space for continued growth. The parts and accessories business has grown at a compound annual rate of 7% over the last 5 years. The initial annual rental will be $0.3 million. Surplus plant with a net book value of $2.1 million was disposed of, realizing $0.5 million. Other components of the restructuring at Raleigh U.K. included streamlining the company's product development and marketing functions. These restructuring steps are projected to reduce on-going product costs and selling expenses by $3 million in 2000.

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

Non-Recurring Items. The Company completed strategic reviews of aspects of its business, including the logistics of Raleigh and Diamond Back distribution in the U.S.A., a pilot sourcing project to reduce the cost of certain components, and a study of the strength of certain brands, as well as establishing its new headquarters. The severance costs, recruitment costs and consulting expenses incurred during 1999 in completing these steps aggregated $4.5 million and are projected to produce annual cost savings of at least $3 million.

In July 1999 the Company restructured its corporate management and established its headquarters in Stamford, CT to reorganize the finance, marketing and sourcing functions of the Company on a global basis.

Operating income:                                                Year ended
                                                             -------------------
$ millions                                                   Dec 31,     Dec 31,
                                                              1998        1999
                                                             -------     -------
Raleigh U.K...............................................   $  3.2      $  2.4
Gazelle...................................................     14.8        17.1
Derby Germany.............................................     (0.5)        2.8
Derby U.S.A...............................................      2.7         2.1
Raleigh Canada............................................      2.6         2.4
Sturmey Archer............................................      0.6         0.6
Probike...................................................      1.2         1.4
Other companies and group transactions....................     (0.6)       (4.9)
                                                            -------      ------
     Underlying operating income .........................     24.0        23.9
Recapitalization costs...............................          (5.9)          -
Restructuring charge.................................             -        (5.1)
Non-recurring items..................................             -        (4.5)
                                                            -------      ------
     Total operating income ..............................   $ 18.1      $ 14.3
                                                            =======      ======

Operating Income. Underlying operating income of $23.9 million for the year ended December 1999 decreased by $0.1 million due to the low gross margin in the first half and higher selling, general and administrative expenses, which was turned round in the last quarter by the strong recovery in sales volumes and margins at Raleigh U.K. and Derby Germany.

Interest expense:                                                Year ended
                                                              ----------------
$ millions                                                    Dec 31,   Dec 31,
                                                               1998      1999
                                                              -------   -------
Senior Notes.................................................  $11.4     $15.6
Subordinated Note............................................      -       3.8
Revolving credit facility....................................    3.3       4.3
Other interest...............................................    0.8       0.7
Amortization of deferred financing costs.....................    1.4       1.9
                                                               -----     -----
     Total interest expense..................................  $16.9     $26.3
                                                               =====     =====

Interest Expense. Interest expense increased by $9.4 million to $26.3 million for the year ended December 1999 due to the increased debt and higher interest rate margin following the Recapitalization and the acquisition of Diamond Back. Interest on the Subordinated Note is paid-in-kind by way of the issue of further subordinated notes.

Other Income. As of October 1, 1999, the Company has dedesignated all of its hedges. From this date, all changes in fair value of derivatives are recorded as "other income (expense)" in the 1999 Consolidated Statement of Operations.

Gain on Property Disposition. In December 1999 the Company contracted with the University of Nottingham for the sale and leaseback of its two main manufacturing sites in Nottingham, U.K. with an aggregate net book value of $0.7 million. The proceeds, net of selling expenses, of $13.5 million were received before the year end and will be used to fund working capital during the 2000 Peak Season, and thereafter applied to a reduction in the Company's revolving credit facility. The Sturmey Archer site will be vacated by December 2000 and the Raleigh U.K. site by December 2003. The properties are being leased back at an annual rental of $0.7 million in 2000 and the Raleigh U.K. site at $0.4 million in 2001-2003. Under sale and leaseback accounting provisions, a gain of $11.4 million has been recognized, which represents the excess of the proceeds, net of selling expenses, over the balance sheet value of the property and the $1.4 million present value of the future lease premiums on the Raleigh site.

Provision for income taxes:                                      Year ended
                                                              ----------------
$ millions                                                    Dec 31,   Dec 31,
                                                               1998      1999
                                                              -------   -------
Current taxes................................................  $ 5.3     $ 3.3
Deferred taxes...............................................    1.0       1.2
                                                               -----     -----
     Total provision for income taxes........................  $ 6.3     $ 4.5
                                                               =====     =====

Provision for Income Taxes. Most of the reduction in income before income taxes arose in jurisdictions where the Company is in a tax loss position, principally the U.K., and so reduced the liability to deferred taxes. Only a portion of the reduction in income arose in The Netherlands, where most of the Company's tax liability arises, which created savings in the provision for current taxes of $2.0 million in the year ended December 1999. The provision for deferred taxes was reviewed in the fourth quarter and a more prudent assumption made concerning the future recovery of tax losses, resulting in an increase in the provision for deferred taxes.

Net Income. Net loss decreased by $0.7 million to give a loss of $5.2 million in the year ended December 1999. The decrease resulted, in the main, from the increase in interest expense of $9.3 million, the restructuring charge and non-recurring items of $9.6 million as discussed above, offset by the recapitalization costs of $5.9 million in 1998, the $9.3 million gain on the disposition of property, plant and equipment and the lower provision for income taxes and other expense.

EBITDA:                                                         Year ended
                                                             -------------------
$ millions                                                   Dec 31,     Dec 31,
                                                              1998        1999
                                                             -------     -------
Raleigh U.K..............................................    $  4.7      $  3.6
Gazelle..................................................      15.3        17.5
Derby Germany............................................       2.6         5.9
Derby U.S.A..............................................       3.1         2.8
Raleigh Canada...........................................       2.9         2.7
Sturmey Archer...........................................       0.7         0.6
Probike..................................................       1.4         1.5
Other companies and group transactions...................      (0.4)       (4.1)
                                                             ------      ------
     Total EBITDA........................................    $ 30.3      $ 30.5
                                                             ======      ======

EBITDA. EBITDA of $30.5 million for the year ended December 1999 increased by $0.2 million over 1998 due to changes in underlying operating income explained above. EBITDA is calculated as follows:


EBITDA:                                                          Year ended
                                                             -------------------
$ millions                                                   Dec 31,     Dec 31,
                                                              1998        1999
                                                             -------     -------
Underlying operating income.............................     $ 24.0      $ 23.9
Depreciation............................................        9.4         9.0
Amortization
    Intangibles.........................................        0.2         0.5
    Investment grants...................................       (0.5)       (0.5)
    Positive goodwill...................................        0.1         0.4
    Negative goodwill...................................       (0.4)       (0.4)
    Pension transition asset............................       (2.5)       (2.4)
                                                             ------      ------
         Total EBITDA...................................     $ 30.3      $ 30.5
                                                             ======      ======

Comparison of year ended December 31, 1998 to year ended December 31, 1997

All comparisons in the following discussion and analysis are against the corresponding twelve month period ended December 31, 1997, unless otherwise stated.

Net Revenues:                                                   Year ended,
                                                             -------------------
$ millions                                                   Dec 31,     Dec 31,
                                                              1997        1998
                                                             -------     -------
Raleigh U.K..............................................    $107.3      $ 82.1
Gazelle..................................................     107.8       111.5
Derby Germany............................................     103.8       125.1
Raleigh U.S.A............................................      57.9        69.1
Raleigh Canada...........................................      29.5        28.8
Sturmey Archer...........................................      29.6        23.8
Probike..................................................      20.6        17.0
Other companies and group transactions...................       9.2         7.9
                                                             ------      ------
     Total net revenues..................................    $465.7      $465.3
                                                             ======      ======

Net Revenues. Net revenues decreased by $0.4 million to $465.3 million for the year ended December 1998. In local currencies, net revenues increased by 2.6% over the same period. The decrease in U.S. Dollar terms for the year compared with the increase in local currency figures was due primarily to the strengthening of the U.S. Dollar against the Deutsche Mark and the Dutch guilder. Units sold decreased by 46,000 units in the year ended December 1998.

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

Revenues at Raleigh U.S.A. increased 19.3% in the year ended December 1998. The improvement was attributable to the improved product range as well as to sales under the Univega brand. The Company purchased the previously loss-making Univega brand in 1997 and successfully re-launched it in the U.S.A. in the fall of that year, contributing 6.3% of the revenue increase in the year. In Canada, local currency revenues grew by only 2.8% due to the postponement of an order by a major private label account resulting from their poor retail sales.

The United Kingdom businesses (Raleigh U.K. and Sturmey Archer) were negatively impacted by the strength of sterling, and by competitive pricing. As an exporter of components, Sturmey Archer's Dutch guilder based revenues were reduced on conversion into sterling by a 4.7% depreciation of the guilder, whereas Shimano, the main competitor, gained from a 5.1% favorable movement in the Japanese Yen. The other major competitor, Sachs, lowered prices aggressively to reduce high inventory levels following a change in ownership. A slight increase in Sturmey Archer's selling prices in guilder terms to recoup some of the margin loss led to lower volume sales. Revenues were further reduced by the loss of a major customer in the German automotive industry. These factors produced an overall decline in local currency revenues of 20.2% for the year ended December 1998.

Raleigh U.K. specified its product range for the 1998 season to maintain selling prices close to 1997 levels, giving enhanced margins through reduced component costs due to the strength of sterling and price reductions gained from vendors. However competitors, who gained a bigger cost advantage from the fall in Asian currencies by having their own manufacturing based in Asia, passed their cost savings on to consumers by giving more highly specified products at no increase in price. This produced a 12.9% drop in revenues for the half year ended June 1998 as compared to the corresponding period in 1997. Management responded by upgrading the specification of products to remain competitive. However the market was further weakened by poor summer weather in the United Kingdom, Ireland and the Netherlands and a supply chain temporarily over-stocked with Taiwanese products imported to beat the introduction of E.U. anti-dumping duties on Taiwan in August 1998 and weak U.K. Christmas retail market conditions. The U.K. market was approximately 2.5 million units in 1998, a fall of approximately 10% compared with 1997, which was predominantly in the second half of the year. As a result, revenues in the half year ended December 1998 dropped by 32.2%. This resulted in revenues of $82.1 million for the year ended December 1998, 23.4% less than the corresponding period in 1997.

Gross Profit. Gross profit for the year ended December 1998 fell by $4.8 million on the same revenue Dollars, representing a 1.0 percentage point margin decrease. Margins were enriched at Raleigh U.S.A. by effective product management and the effect of Japanese Yen weakness on component costs. However, this was offset by the impact of the strength of sterling on the conversion of export revenues at Sturmey Archer, lower production recoveries at Sturmey Archer and Raleigh U.K. as production was cut back in line with sales demand, together with the cost to Raleigh U.K. of enhanced product specifications. In addition, the worldwide licensing operations of Raleigh International included in "Other companies" saw a $0.8 million fall in licensing revenues following the difficulties in Asian financial markets, which both inhibited licensees' ability to pay royalties and reduced their U.S. Dollar value. Moreover the Raleigh distribution operations in Ireland, Germany and The Netherlands (also included in "Other companies") saw a $1.7 million fall in gross profit due to lower sales volume and margin erosion.

Selling, General and Administrative Expenses. For the year ended December, 1998, expenses of $91.0 million increased by $0.9 million, or 1.0%, over the comparable period in 1997 when translated into U.S. Dollars: aggregate expenses in local currency increased by 3.0%. The inclusion of costs from the acquisitions of Winora-Staiger and Univega for the whole period in 1998, compared with their gradual phasing-in during 1997, plus cost inflation, and one-time costs of $1.6 million in the quarter and year ended December 1998 were counter-balanced by one-time cost items of $2.9 million which arose during the year ended December 1997 and currency gains of $2.0 million which were realized in September 1998.

Operating Income:                                                Year ended,
                                                            --------------------
$ millions                                                  Dec 31,      Dec 31,
                                                             1997         1998
                                                            -------      -------
Raleigh U.K...............................................   $13.1        $ 3.2
Gazelle...................................................    13.4         14.8
Derby Germany.............................................    (2.2)        (0.5)
Raleigh U.S.A.............................................    (2.0)         2.7
Raleigh Canada............................................     2.8          2.6
Sturmey Archer............................................     3.4          0.6
Probike...................................................     2.1          1.2
Other companies and group transactions....................    (0.9)        (0.6)
                                                             -----        -----
  Underlying operating income...............................  29.7         24.0
Recapitalization costs....................................       -         (5.9)
                                                             -----        -----
     Total operating income...............................   $29.7        $18.1
                                                             =====        =====

Operating Income. Underlying operating income of $24.0 million for the year ended December 1998 decreased by $5.7 million over the comparable period in 1997 fdue to the lower gross margin and higher selling, general and administrative expense.

Recapitalization costs of $5.9 million included legal, accounting and investment banking fees incurred in connection with implementing the Recapitalization on May 14, 1998. These costs resulted in lower total operating income for the year ended December 1998.

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

Net Income. Net income decreased by $18.5 million in the year ended December 1998. The decreases were primarily the result of the $9.5 million increase in interest expense, $6.0 million fall in underlying operating income that occurred in the last quarter of the year, $5.9 million in Recapitalization costs incurred in May 1998 and the $0.6 million losses on the early retirement of debt and the early termination of the swaps, less the $0.2 million related tax benefit.

EBITDA:                                                         Year ended,
                                                            --------------------
$ millions                                                   Dec 31,     Dec 31,
                                                              1997        1998
                                                             ------      -------
Raleigh U.K...............................................   $ 14.9      $  4.7
Gazelle...................................................     13.9        15.3
Derby Germany.............................................      0.6         2.6
Raleigh U.S.A.............................................     (1.4)        3.1
Raleigh Canada............................................      3.1         2.9
Sturmey Archer............................................      3.3         0.7
Probike...................................................      2.3         1.4
Other companies and group transactions....................     (0.9)       (0.4)
                                                             ------      ------
     Total EBITDA.........................................   $ 35.8      $ 30.3
                                                             ======      ======

EBITDA. EBITDA of $30.3 million for the year ended December 1998 decreased by over $5 million due to changes in underlying operating income explained above.


Liquidity and Capital Resources

Demand for bicycles in the Company's principal markets is seasonal, characterized in most cases by a majority of consumer sales in the spring and summer months. The exceptions to this are in the United Kingdom, South Africa and Ireland, where consumer sales of bicycles increase in the months preceding
Christmas: accordingly, dealers' peak purchasing months in those countries are October and November when they build inventory in anticipation of Christmas sales of juvenile bicycles and replenish their inventories with the next season's model range in the case of U.S.A.. Excluding this holiday seasonality, the Company's working capital requirements are greatest during February, March and April (the Company's "Peak Season") as receivable levels increase. The Company offers extended credit terms on sales during the months prior to the Peak Season, although the Company encourages early payments through trade discounts.

Finished goods inventory remains relatively constant throughout the fiscal year and the level of raw materials increases and decreases normally only to accommodate production needs. Work in process represents, on average, eight days' production. Inventory levels reach a minimum at the end of the Peak Season.

Net cash flows provided by operating activities decreased $4.1 million to a $7.4 million outflow for the year from a $3.3 million outflow in 1998. This decline was principally due to the $9.6 million of restructuring charge and non-recurring items, whereas 1998 benefited from $5.6 million in taxes repaid and $6.8 million lower interest payments. This was offset by a $15.9 million increase in working capital in 1998 compared with a $1.2 million reduction in the current year.

Interest of $20.3 million was paid in 1999 compared with $13.5 million a year ago due to the increased principal amount of Senior Notes issued in May 1998 and higher coupon. The net cash flow used by operating activities of $7.4 million in 1999 was funded by an $8.4 million increase in drawings under the revolving credit facility. Cash balances increased as the $13.5 million net proceeds of the property disposition were held on deposit until they were released when the sixth amendment to the Revolving Credit Agreement was executed on February 3, 2000.

On February 4, 1999, the Company acquired the assets (and assumed certain liabilities) of the Diamond Back Group for approximately $44.3 million. The Company financed the acquisition of the Diamond Back Group primarily by issuing a $20.0 million Subordinated Note and $22.75 million in Class C common stock.

The actuarial valuation of the U.K. pension schemes carried out as at April 1998 showed that the schemes were in surplus and employer's contributions ceased from mid-year 1998. The Dutch pension scheme has been in surplus and no employer's contributions have been made for a number of years. As a result, the Company's contributions to its defined benefit pension plans were $0.2 million in 1999, compared with $1.6 million in 1998. The Company adopted SFAS 87, "Employers' Accounting for Pensions" on January 1, 1993. The impact of adopting SFAS 87 was the recognition of a transition asset of $37.8 million. The transition asset is being amortized into income over the 15 years from January 1, 1989, the effective date of SFAS 87. Net periodic pension income was $5.4 million in 1998 and 1999. Net periodic pension income includes amortization of the transition asset into income of $2.5 million and $2.4 million in 1998 and 1999.

The Company's capital expenditures were $8.3 million and $7.4 million in 1998 and 1999, being (i) on-going cost reduction projects, (ii) replacements and
(iii) items required to satisfy statutory environmental and health and safety legislation.

The Company is primarily financed by equity purchased by Thayer, Perseus, DICSA and management as part of the Recapitalization and subsequently, plus the Retained Equity of, in aggregate, $131.3 million and debt in the form of Senior Notes and the revolving credit facility. The Company incurred significant indebtedness in connection with the Recapitalization. As of December 31, 1999, the Company had $251.4 million of combined indebtedness, comprising $156.4 million of Senior Notes, a $20.0 million Subordinated Note, $69.2 million of borrowings and $5.8 million of guarantees under the revolving credit facility. The Senior Notes are issued under indentures (the "Senior Note Indentures") which contain certain covenants that, among other things, restrict the ability of the Company and its Restricted Subsidiaries to incur additional indebtedness, pay dividends, redeem capital stock, redeem subordinated obligations, make investments, undertake sales of assets and subsidiary stock, engage in transactions with affiliates, issue capital stock, permit liens to exist, operate in other lines of business, engage in certain sale and leaseback transactions and engage in mergers, consolidations or sales of all or substantially all the assets of the Company. Accordingly, certain activities or transactions that the Company may want to pursue or enter into may be restricted or prohibited, and such restrictions and prohibitions could, from time to time, impact available cash on hand and the liquidity of the Company.

The Company uses derivative financial instruments including currency swaps, interest rate swaps, interest rate caps, forward foreign exchange contracts, and currency options. The Company enters into currency and interest rate swaps such that the notional principal amount is equal to the principal amount of the underlying debt. The swaps achieve the effect of synthetically converting the original U.S. Dollar denominated debt into several other foreign currencies and converting the interest rate on the debt from U.S. Dollar rates to those applicable for that currency. During 1999 the Company entered into forward foreign exchange contracts and options to minimize the impact of currency movements, principally on purchases of inventory and sales of goods denominated in currencies other than the subsidiaries' functional currencies. Interest rate caps were purchased to limit the blended interest rate paid on the revolving credit facility to under 8% until July 2001. Currency options were purchased to substantially maintain the value of most of the foreign operating income upon conversion into U.S. Dollars, in order to protect the ability to service the U.S. Dollar Senior Notes from the effect of changes in foreign exchange rates until May 2001.

The Revolving Credit Agreement provides for a seven year DM214 million secured senior revolving credit facility to be made available to the Company's operating companies. Borrowings under this revolving credit facility are available subject to a borrowing base determined as a percentage of eligible assets. The Company's borrowings peak in February, March and April each year. The facility will be reduced during 2000 by the $13.5 million proceeds of the property sale. Since the year end the Company has received an interest free bridge loan of $7 million provided by Thayer and Perseus. The bridge loan is repayable in July 2000 subject to (1) the Company's reduction of the Revolving Credit Facility by $13.5 million, (2) the non-existence of a payment default under the Revolving Credit Facility and, (3) the Company having availability under the Revolving Credit Facility of at least $7 million prior to the repayment of the bridge loan. In the event of non-repayment by August 1, 2000, the bridge loan converts into warrants for the purchase of 7,000 shares of Class C common stock at an exercise price of $0.01 per share ("Class C Warrants"). The Company has issued 2,500 Class C Warrants in consideration for the use of the bridge loan.

The Company expects that the existing revolving credit facility will not be sufficient to cover its liquidity requirements after January 2001. Based on the Company's business plan, the Company estimates that approximately an additional $30 million will be required to fund the Company's operations through 2001. The revolving credit facility continues to be available subject to compliance with its terms and conditions and the Company will be seeking to review this in September 2000. The directors have also obtained a commitment from Thayer and Perseus to provide a bridge loan of up to $7 million in 2001 should it be required.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. In order to manage the risk arising from these exposures, the Company enters into a variety of foreign currency and interest rate contracts and options.

The Company's accounting policies for derivative instruments are included in
Note 2 to the consolidated financial statements, with further disclosure in
Note 8.

Foreign Currency Exchange Rate Risk
The Company has foreign currency exposures related to buying and selling in currencies other than the functional currencies in which it operates. The Company's net trading position is long in the Euro, Canadian Dollar and South African Rand, arising from its revenues in those currencies, and short of the New Taiwan Dollar, Japanese Yen and U.S. Dollar as a result of components purchased in those currencies. The Company has a natural currency hedge against Pounds Sterling arising from its position as both an importer and exporter in U.K.. Sturmey Archer also has a competitive exposure to the currencies of Japan and Germany in which its two main competitors manufacture.

The Company generally introduces its new bicycle model ranges annually in the fall of each year, at a similar time to most of its competitors. Product specifications, component costs and selling prices are kept as stable as possible during the model year to satisfy the requirements of mass-merchandisers and facilitate orderly marketing of branded products amongst I.B.D.s. The Company initiates foreign currency forward exchange contracts or options in the fall to cover a portion of its foreign currency trading transaction exposure for the upcoming season. The fair value of such contracts at December 31, 1999 was $0.9 million. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $2.0 million for 1999. Each year the Company changes the specification of its products to endeavor to optimize its competitive position and margins. Since most of the Company's competitors purchase comparable components from similar sources to the Company and are believed not to hedge beyond the current season, the Company does not generally hedge its transaction exposure beyond the end of the season, to stay competitive. Management believes the likelihood of obtaining a competitive advantage would not justify the cost of hedging beyond the end of the season. Sales and purchases in currencies other than the functional currencies in which the Company operates were $30.4 million and $127.4 million respectively in 1999, treating the currencies within the Euro currency area as one.

The foreign currency element of the Company's debt under the Senior Notes and revolving credit facility has, since September 1998, generally been arranged to align with the denomination of the book value of net assets. By doing this, the Company reduces the translation exposure of net worth to changes in foreign currency exchange rates. The three principal exceptions are: (1) $34 million of net assets denominated in Pounds Sterling arising from the Company's former large presence in U.K., (2) $40 million of foreign pension assets in U.K. and The Netherlands, and, (3) $6 million denominated in South African Rand due to limits placed by the South African Reserve Bank on the maximum indebtedness allowed by foreign owned corporations. In 1997, and up to the Recapitalization on May 14, 1998, the Company was organized under DICSA which prepared consolidated financial statements in Pounds Sterling. Accordingly the translation exposure in 1997 was managed by reference to Pounds Sterling, accounting for the large translation differences up to September 1998 shown in the consolidated financial statements prepared in U.S. Dollars.

The Company generates most of its trading income in foreign currencies. In order to ensure that such trading income can be converted to yield sufficient U.S. Dollars to service 67% of the interest on the $100 million 10% Senior Notes through May 2001, currency options were purchased in 1998. These currency options are for $6.7 million per year, selling guilder 6 million, pound 2 million and C$1.2 million. At December 31, 1999 the fair value of these currency options was $0.2 million. As the purchaser of options has no obligations to exercise them, any weakening of the value of the U.S. Dollar can do no more than reduce the fair value of these currency options to zero.

In 1997 interest and currency swaps were held which achieved the effect of synthetically converting the original U.S. Dollar denominated Series A and Series C Senior Notes into foreign currency debt of those countries where the Company had operations. This converted the interest on the debt from U.S. Dollars to those foreign currencies in which trading income was generated. Raleigh U.S.A. generated sufficient trading income to service the 7.66% Series B Senior Note, withstanding certain one time items, in 1997.

Interest Rate Risk
Interest expense relating to the Senior Notes was $11.4 million and $15.6 million in 1998 and 1999 respectively, which were at fixed interest rates. Interest expense on the Subordinated Note of $3.8 million in 1999 is paid-in-kind through the issue of additional Subordinated Notes. The other major element of the Company's interest expense was $3.3 million and $4.3 million on the revolving credit facilities in 1998 and 1999 respectively. These were at floating rates of 1.0% above the London Interbank Offer Rate through May 13, 1998, 2.0% through August 31, 1999 and 2.5% thereafter. A hypothetical one percentage point shift in floating interest rates would have a $0.7 million approximate impact on annual interest expense. As interest rates on the revolving credit facilities have been capped at 8.4% effective August 1998 through July 2001, increases in floating interest rates above that level would only have limited impact on expense.

Commodity Price Risk
The business of the Company does not carry a significant direct exposure to the prices of commodities.

Unsecured Status of Senior Notes and Asset Encumbrance
The Senior Note Indentures permit the Company to incur certain secured indebtedness, including indebtedness under the Revolving Credit Agreement, which is secured and guaranteed by the obligors thereunder through a first priority fully protected security interest in all the assets, properties and undertakings of the Company and each other obligor thereunder where available and cost effective to do so, and to the extent permissible by local laws. The Company has indebtedness available under the Revolving Credit Agreement of DM214.0 million ($109.7 million). As of December 31, 1999, the Company had indebtedness outstanding under the Revolving Credit Agreement of $67.6 million. Borrowings under the South African Credit Facility are secured by a security interest in certain of the assets of the Company's South African subsidiaries. The Senior Notes are unsecured and therefore do not have the benefit of any such collateral. Accordingly, if an event of default were to occur under the Revolving Credit Agreement or the South African Credit Facility, the lenders thereunder would have the right to foreclose upon the collateral securing such indebtedness to the exclusion of the holders of the Senior Notes, notwithstanding the existence of an event of default with respect to the Senior Notes. In such event, the assets constituting such collateral would first be used to repay in full all amounts outstanding under the Revolving Credit Agreement or the South African Credit Facility, as applicable, resulting in all or a portion of the assets of the Issuers being unavailable to satisfy the claims of holders of the Senior Notes and other unsecured indebtedness of the Issuers. The Company may also incur other types of secured indebtedness under the Senior Note Indentures, including up to $20 million in indebtedness of any type, indebtedness of an acquired company where the Company would have been able to incur $1.00 of additional indebtedness under its Consolidated Coverage Ratio, indebtedness in respect of performance bonds, bankers' acceptances, letters of credit, and the like, purchase money indebtedness and capitalized lease obligations in an aggregate amount not exceeding $10 million, indebtedness incurred by foreign subsidiaries not exceeding $5 million, and indebtedness incurred by a securitization entity.

Restrictive Loan Covenants
The Revolving Credit Agreement contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of shares in any subsidiary, dispose of assets, incur additional indebtedness, engage in mergers and acquisitions, exercise certain options, make investments, incur guaranty obligations, make loans, make capital distributions, enter into joint ventures, repay the Notes, make loans or pay any dividend or distribution to the Issuers for any reason other than (among other things) to pay interest (but not principal) owing in respect of the Notes, incur liens and encumbrances and permit the amount of receivables and inventory to exceed specified thresholds.

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

In addition, the Senior Note Indentures contain certain covenants that, among other things, restrict the ability of the Company and its Restricted Subsidiaries to incur additional indebtedness, pay dividends on and redeem capital stock, redeem certain subordinated obligations, make investments, undertake sales of assets and subsidiary stock, engage in certain transactions with affiliates, sell or issue capital stock, permit liens to exist, operate in other lines of business, engage in certain sale and leaseback transactions and engage in mergers, consolidations or sales of all or substantially all the assets of the Company. A failure to comply with the restrictions contained in either of the Senior Note Indentures could result in an event of default under such indenture.

All the Company's freehold property and intellectual property is pledged as security for the Company's seven year revolving credit facility of DM214,000,000.

The Company was in compliance with all of its borrowing covenants as at December 31, 1999. During the year the terms of the Revolving Credit Agreement were amended to avoid breaching certain of the covenants and to safeguard compliance with the covenants in 2000.

The Company was not in compliance with all of its borrowing covenants as at December 31, 1998. The covenants under the revolving credit facility include a maximum level of inventory days on hand, and a minimum level of adjusted EBITDA. Effective February 4, 1999, the revolving credit facility agreement was amended in connection with the acquisition of Diamond Back. The changes made included an increase in inventory days allowed, a change in the measurement of EBITDA and a reduction in the EBITDA covenant.

Information Technology--Year 2000
During 1998 and 1999 the Company implemented its plan to ensure, through a combination of retirement, replacement and remediation, that all application software used in connection with the Company's management information systems were "Year 2000 compliant".

The Company spent a total of approximately $2.3 million and $1.2 million in 1998 and 1999 respectively to achieve "Year 2000 compliance" for all its operations by the end of 1999.

The Company has not encountered, to date, any material Year 2000 issues concerning its computer systems.

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

In addition to currency translation risk, the Company incurs currency transaction risk to the extent that the Company's operations involve transactions in differing currencies. Fluctuations in currency exchange rates will impact the Company's results of operations to the extent that the costs incurred by the operating subsidiaries are denominated in currencies that differ from the currencies in which the related sale proceeds are denominated. To mitigate such risk, the Company may enter into foreign currency forward exchange contracts primarily relating to the Pound Sterling, the U.S. Dollar, the Dutch Guilder, the Deutsche Mark, the New Taiwan Dollar and the Yen. Given the volatility of currency exchange rates, there can be no assurance that the Company will be able effectively to manage its currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on the Company's business, financial condition or results of operations.

Under the treaty on the European Economic and Monetary Union (the "Treaty"), to which the Federal Republic of Germany and the Netherlands are signatories, on January 1, 1999, a European single currency (the "Euro") replaced some of the currencies of the member states of the European Union (the "E.U."), including the Deutsche Mark and Dutch Guilder.

Following introduction of the Euro, the existing sovereign currencies (the "legacy currencies") of the eleven participating member countries of the E.U. (the "participating countries") who adopted the Euro as their common legal currency are scheduled to remain legal tender in the participating countries as denominations of the Euro until January 1, 2002 (the "transition period"). The Euro conversion may impact the Company's competitive position as the Company may incur increased costs to conduct business in an additional currency during the transition period. Additionally, the participating countries' pursuit of a single monetary policy through the European Central Bank may affect the economies of significant markets of the Company. The Company will also need to maintain and in certain circumstances develop information systems software to
(1) convert legacy currency amounts to Euro; (2) convert one legacy currency to another; (3) perform prescribed rounding calculations to effect currency conversions; and (4) permit transactions to take place in both legacy currencies and the Euro during the transition period. Since the Company conducts extensive business operations in, and exports its products to, several of the participating countries, there can be no assurance that the conversion to the Euro will not have a material adverse effect on the Company's business, financial condition or results of operations. Similarly, in the event that the Company materially underestimates the costs, timeliness and adequacy of modifications to its information systems software, there could be a material adverse effect on the Company's business, financial condition and results of operations.

Substantial Leverage and Debt Service Obligations.
The Company incurred substantial indebtedness in connection with the Recapitalization and has a highly leveraged capital structure. As of December 31, 1999, the Company had combined total indebtedness of $251.4 million (including all indebtedness and guarantees of indebtedness under the Revolving Credit Agreement and indebtedness under the South African Credit Facility, but excluding, in each case, unused commitments thereunder), and shareholders' deficit was $62.5 million. The Company's ability to make scheduled interest payments and repayment of principal is dependent upon its future operating performance, which, in turn, is subject to general economic and competitive conditions and to financial, business and other factors, many of which are beyond the Company's control. For the years ended December 31, 1997 and 1998, on a pro forma basis after giving effect to the Recapitalization, the Company's combined total interest expense would have been $19.6 million and $21.9 million, respectively, and the Company's combined total ratio of earnings to fixed charges would have been 1.5 to 1.0 and 1.1 to 1.0, respectively.

Although the Company believes that, based on current operations, it will have sufficient cash flow from operations to service its obligations with respect to its indebtedness, there can be no assurance that the Company will be able to meet such obligations. In the event that the Company is unable to generate cash flow from operations that is sufficient to service its obligations in respect of its indebtedness, the Company may be required to take certain actions, including delaying or reducing capital expenditures, attempting to restructure or refinance its indebtedness, selling material assets or operations or seeking additional equity. There can be no assurance that the Company will be able to generate cash flow from operations that is sufficient to service its obligations in respect of its indebtedness or that any such actions could be effected or would be effective to allow the Company to service such obligations.

Forward Looking Statements.
This discussion contains certain forward-looking statements that involve risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. As discussed in the Company's prospectus on Form S-4A filed with the SEC on December 4, 1998, actual results are uncertain and may be impacted by various factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include, without limitation, cycles of customer orders, general economic and competitive conditions and changing consumer trends, foreign exchange rates, technological advances and the number and timing of new product introductions, shipments of products and componentry from foreign suppliers, the timing of operating and advertising expenditures and changes in the mix of products ordered by independent bicycle dealers and mass merchants. As a result, the actual results may differ materially from those projected in the forward-looking statements. Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements set forth on pages F1 to F33 of this Report are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management

Directors and Executive Officers of the Company

The following table sets forth certain information regarding the directors and executive officers of the Company:

               Name                     Age                               Position
---------------------------------    ---------    ---------------------------------------------------------
Frederic V. Malek                        63       Chairman and Director of the Company
Gary S. Matthews                         42       Chief Executive Officer and Director of the Company
Daniel S. Lynch                          41       Chief Financial Officer of the Company
Warren L. Batts                          67       Director of the Company
Alan J. Finden-Crofts                    58       Director of the Company
A. Edward Gottesman                      62       Director of the Company
Frank H. Pearl                           56       Director of  the Company
Dr-Ing. Thomas H. Thomsen                65       Director of  the Company
William W. Austin, Jr.                   63       President, Derby U.S.A.
Colin Bateman                            46       Managing Director, Sturmey Archer
Klaas Dantuma                            56       Managing Director, Gazelle
Phillip L. Darnton                       57       Managing Director, Raleigh U.K.
Reginald Fils-Aime                       39       Chief Marketing Officer
Simon J. Goddard                         48       Corporate Controller
Peter Miller                             52       Joint Managing Director, Probike
Kim Roether                              36       Managing Director, Derby Germany
Irwin R. Slotar                          52       Joint Managing Director, Probike
John V. Spon-Smith                       46       Managing Director, Raleigh Parts & Accessories Europe
Carlos Tribino                           37       General Manager, Bikeshop.com
Nancy E. Uridil                          48       Vice President, Global Sourcing
Farid Vaiya                              56       President, Raleigh Canada

Frederic V. Malek, Chairman of the Board of Directors of the Company
Mr. Malek, age 63, has been chairman of Thayer Capital, the general partner of Thayer, since 1993. Prior to that, Mr. Malek was president of Marriott Hotels and Resorts from 1980 to 1988, and president and then vice chairman of Northwest Airlines from 1989 to 1991. Mr. Malek currently serves on the board of directors of Automatic Data Processing Corporation, American Management Systems, Inc., FPL Group, Inc., HCR Manor Care, Inc., CB Richard Ellis, Inc., Northwest Airlines, Colorado Prime, Inc., Paine Webber Mutual Funds, Global Vacation Group, Inc, Saga Systems, Inc. and Aegis Communications Group, Inc.

Gary S. Matthews, Chief Executive Officer and Director of the Company
Mr. Matthews, age 42, became the Chief Executive Officer of the Company on January 11, 1999. Mr. Matthews was the Managing Director of Guinness Great Britain Limited from January 1998 until his appointment to the Company. Prior to that, Mr. Matthews was President of Guinness Import Company from 1996 to 1998. From 1990 to 1995, Mr. Matthews held a variety of marketing and corporate positions at PepsiCo, Inc. Mr. Matthews serves on the board of directors of Department 56, Inc.

Daniel S. Lynch, Chief Financial Officer of the Company
Mr. Lynch, age 41, was appointed Chief Financial Officer of the Company on June 1, 1999. Mr. Lynch was the Chief Financial Officer of Bristol-Myers Squibb's U.S. Medicine Group until his appointment to the Company. Mr. Lynch had fifteen years of financial experience with Bristol-Myers Squibb.

Warren L. Batts, Director of the Company
Mr. Batts, age 67, was appointed to the board of directors of the Company on September 10, 1999. Mr. Batts was Chief Operating Officer of Dart and Kraft from 1980 to 1986 and became Chief Executive Officer of Premark Information from 1986 to 1996 when it was spun off from Dart and Kraft. Mr. Batts serves on the board of directors of Allstate Insurance, Cooper Industries, Sears Roebuck and Sprint.

Alan J. Finden-Crofts, Director of the Company
Mr. Finden-Crofts, age 58, was the Chief Executive Officer of the Company from 1987 until January 1999. Mr. Finden-Crofts was previously the chief executive officer of Dunlop Slazenger International from 1985 to 1987 and director, consumer group, of Dunlop from 1982 to 1984. Mr. Finden-Crofts is chief executive of Exeter International Corporation S.A. which, through its subsidiaries, manufactures and distributes Royal Worcester and Spode fine bone china and porcelain.

A. Edward Gottesman, Director of the Company
Mr. Gottesman, age 62, is the chairman of DICSA. Mr. Gottesman has been chairman of Centenary since its formation in 1989. Mr. Gottesman was a partner of Coudert Brothers from 1963 to 1970 and has been a partner of Gottesman Jones & Partners since 1970. Mr. Gottesman is chairman of Exeter International Corporation S.A.

Frank H. Pearl, Director of the Company
Mr. Pearl, age 56, is chairman and president of Perseus and Perseus Management, the managing member of Perseus. Prior to founding Perseus in 1996, Mr. Pearl founded, and is also chairman of, Rappahannock Investment Company ("Rappahannock"), a private investment fund which owns approximately 57% of Perseus Management. From 1984 to 1988, Mr. Pearl was a principal and managing director of Wesray Capital Corporation. Mr. Pearl is also a founding shareholder and director of DICSA.

Dr-Ing. Thomas H. Thomsen, Director of the Company
Dr-Ing. Thomsen, age 65, is a director of DICSA. Dr-Ing. Thomsen was director of corporate engineering of The Gillette Company from 1969 to 1981. From 1982 to 1991, Dr-Ing. Thomsen was a member of the management board of Braun AG. Dr-Ing. Thomsen currently serves on the board of directors of Travelplans and A. Paukner S.A., as well as the German Institute for New Technical Form and the Design Council, State of Hesse.

William W. Austin, Jr., President of Derby U.S.A.
Mr. Austin, age 63, has been President of Derby U.S.A. since 1994. Mr. Austin was previously Group Vice President of Schwinn Cycling and Fitness, Inc. from 1981 to 1986. From 1988 to 1993, Mr. Austin was President of Giant Bicycle Company.

Colin Bateman, Managing Director of Sturmey Archer
Mr. Bateman, age 46, has spent most of his career in the pharmaceutical industry in sales, marketing and general management with Glaxo Laboratories and Wyeth. He joined Sturmey Archer on March 1, 1999.

Klaas Dantuma, Managing Director of Gazelle
Mr. Dantuma, age 56, has been Managing Director of Gazelle since 1990. Mr. Dantuma has held a variety of positions with the Company since 1973, including Deputy Commercial Director for four years, before becoming Commercial Director in 1985.

Phillip L. Darnton, Managing Director, Raleigh U.K.
Mr. Darnton, age 57, became the Managing Director of Raleigh U.K. on January 4, 2000. Prior to joining the Company, Mr. Darnton was Chief Marketing Officer of Reckitt & Coleman, having previously spent 26 years at Unilever including President, Lever Brothers Canada and Managing Director, Unilever Brazil.

Reginald Fils-Aime, Chief Marketing Officer
Mr. Fils-Aime, age 39, was appointed Chief Marketing Officer of the Company on April 19, 1999. Previously Mr. Fils-Aime followed a marketing career with Procter and Gamble, Pepsi Co and Guinness. Mr. Fils-Aime served as interim Chief Operating Officer of Raleigh U.K. from August to December 1999.

Simon J. Goddard, Corporate Controller
Mr. Goddard, age 48, held the senior financial post in the Company from 1990 to June 1999. Mr. Goddard began working at Raleigh U.K. in 1985 as the management accountant for international operations. Prior to that, Mr. Goddard was with Coopers & Lybrand.

Peter Miller, Joint Managing Director of Probike
Mr. Miller, age 52, has been Joint Managing Director of Probike since the Company acquired Cycle Center Wholesalers in 1991, a company that Mr. Miller founded.

Kim Roether, Managing Director of Derby Germany
Mr. Roether, age 36, has been Managing Director of Derby Germany since 1997. Mr. Roether started with Derby Germany as its Controller in 1994. In 1995, he became Derby Germany's Financial Director. From 1991 to 1994, Mr. Roether was a consultant to Grant Thornton International.

Irwin R. Slotar, Joint Managing Director of Probike
Mr. Slotar, age 52, has been Joint Managing Director of Probike since the Company acquired Probike in 1990. Prior to the acquisition Mr. Slotar was Managing Director of Probike which had been owned by Mr. Slotar's family for several generations.

John V. Spon-Smith, Managing Director of Raleigh Parts & Accessories Europe
Mr. Spon-Smith, age 46, became Managing Director of Raleigh Parts & Accessories Europe in July 1999. He has been a Director of Raleigh U.K. and General Manager of Raleigh Parts & Accessories-U.K. since 1996. From 1991 to 1996, Mr. Spon-Smith was Sales and Marketing Director of Stanley Tools for the United Kingdom, South Africa and Ireland.

Carlos Tribino, General Manager, Bikeshop.com
Mr. Tribino, age 37, joined the Company on September 1, 1999 to start up the internet Bikeshop.com division. Mr. Tribino was co-founder of the internet start up Talkway.com and previously worked in advertising with DDB Needham.

Nancy Uridil, Vice President, Global Sourcing
Ms. Uridil, age 48, became Vice President, Global Sourcing, effective January 2000. Ms. Uridil has 20 years of purchasing and manufacturing experience with Procter and Gamble. Prior to joining the Company, Ms. Uridil was Operations Vice President with Mary Kay Cosmetics.

Farid Vaiya, President of Raleigh Canada
Mr. Vaiya, age 56, has been President of Raleigh Canada since 1989. Mr. Vaiya has been with the Company since 1972, as Vice President of Sales and Marketing of Raleigh Canada from 1987 to 1988 and National Account Sales Manager and Product Manager of Raleigh Canada from 1981 to 1987.

ITEM 11.  EXECUTIVE COMPENSATION


Compensation of Directors

The Company compensates non-executive directors for services provided as a director by paying such directors a retainer of $5,000 per annum plus reasonable out-of-pocket expenses incurred by them, and each year granting stock options to purchase 25 shares of common stock. The Company does not compensate salaried executive directors. In July 1998, the Company's Board of Directors appointed a compensation committee.


Compensation of Executive Officers

The following table sets forth information concerning the compensation paid or accrued by the Company for services in all capacities to the Company for each of the years ended December 31, 1999, 1998 and 1997, of those persons who served as
(i) the Chief Executive Officer of the Company during fiscal year 1999 and (ii) the other four most highly compensated executive officers of the Company for fiscal year 1999 (each, a "Named Executive Officer"):

                                                                         Annual                   Long        Other
                                                                      Compensation                Term       Annual
                                                                ------------------------        Compen-      Compen-
                                                                                                sation       sation
                      Name                               Year       Salary         Bonus        Awards
-------------------------------------------------     --------  ----------  -----------   ------------  -----------
Gary S. Matthews (1)                                     1999   $  416,795  $   300,000   $          -  $    57,500
Chief Executive Officer of the Company

Alan J. Finden-Crofts (2)                                1999      120,029            -             -             -
Former Chief Executive Officer of                        1998      326,211            -             -             -
the Company                                              1997      267,493      355,163             -       140,760

William W. Austin, Jr.(3)                                1999      276,494            -             -        10,000
President, Derby U.S.A.                                  1998      262,500      126,000       561,034         7,500
                                                         1997      248,827       70,910             -         4,567

Klaas Dantuma (4)                                        1999      187,584      130,267             -             -
Managing Director, Gazelle                               1998      165,419       69,468             -             -
                                                         1997      153,255       55,172             -             -

Reginald Fils-Aime (5)                                   1999      160,096       50,000             -             -
Chief Marketing Officer of the Company

Daniel S. Lynch (6)                                      1999      151,923      110,000             -             -
Chief Financial Officer of the Company

(1)   Mr. Matthews joined as Chief Executive Officer in January 1999.
(2) Mr. Finden-Crofts ceased to draw a salary in May 1999 and was compensated in Pounds Sterling. The amounts reported in the table have been converted at the rate of (pound)0.6131 per $1.00.
(3) Mr. Austin, Jr.'s long term compensation in 1998 was in respect of change of control obligations at the time of the Recapitalization.
(4) Mr. Dantuma is compensated in Dutch Guilders. The amounts reported in the table have been converted at the rate of f2.0554 per $1.00.
(5) Mr. Fils-Aime joined the Company in April 1999. Mr. Fils-Aime's annual salary is $225,000.
(6)   Mr. Lynch joined the Company in June 1999.

Employment Agreements

On October 20, 1998, the Company entered into an employment contract with Mr. Gary S. Matthews to become the new Chief Executive Officer and President of the Company effective mid-January 1999. Mr. Matthews' compensation package includes a base annual salary of $450,000 and a bonus of up to 120% of his base salary. The contract is for a four year term with a three year extension. The Company issued Mr. Matthews stock options to purchase 1,300 shares of the Company's Class A common stock and 325 shares of Class C common stock which vest over three years, and performance based stock options for 2,600 shares of Class A common stock and 650 shares of Class C common stock.

Pursuant to a Management Stock Purchase Agreement dated October 20, 1998, Mr. Matthews purchased 1,200 shares of the Company's Class A common stock and 300 shares of Class C common stock for $1,000 per share. Mr. Matthews paid for such shares with a secured promissory note that is non-recourse except for 20% of the principal amount and all accrued interest. Upon the termination of Mr. Matthews' employment with the Company, the Company has the right or is required to repurchase, depending on the reason for such termination, such Class A and Class C common stock, provided no event of default exists under material financing agreements, including the Senior Note Indentures.

On June 1, 1999, the Company entered into an employment contract with Mr. Daniel
S. Lynch to become the new Chief Financial Officer of the Company effective immediately. Mr. Lynch's compensation package includes a base annual salary of $250,000 and a bonus of up to 100% of his base salary. The Company issued Mr. Lynch stock options to purchase 800 shares of the Company's Class A common stock and 200 of the Company's Class C common stock which vest over four years, and performance based stock options for 1,200 shares of Class A common stock and 300 shares of Class C common stock.

Pursuant to a Management Stock Purchase Agreement dated June 1, 1999, Mr. Lynch purchased 400 shares of the Company's Class A common stock and 100 shares of the Company's Class C common stock for $1,000 per share. Mr. Lynch paid for such shares with a secured promissory note for $375,000 plus $125,000 in cash. Upon the termination of Mr. Lynch's employment with the Company, the Company has the right or is required to repurchase, depending on the reason for such termination, such Class A and Class C common stock, provided no event of default exists under material financing agreements, including the Senior Note Indentures.

On April 19, 1999, the Company entered into an employment contract with Mr. Reginald Fils-Aime to become the new Chief Marketing Officer of the Company effective immediately. Mr. Fils-Aime's compensation package includes a base annual salary of $225,000 and a bonus of up to 100% of his base salary. The Company issued Mr. Fils-Aime stock options to purchase 480 shares of the Company's Class A common stock and 120 of the Company's Class C common stock which vest over four years.

Pursuant to a Management Stock Purchase Agreement dated June 1, 1999, Mr. Fils-Aime purchased 240 shares of the Company's Class A common stock and 60 shares of the Company's Class C common stock for $1,000 per share. Mr. Fils-Aime paid for such shares with a secured promissory note for $225,000 plus $75,000 in cash. Upon the termination of Mr. Fils-Aime's employment with the Company, the Company has the right or is required to repurchase, depending on the reason for such termination, such Class A and Class C common stock, provided no event of default exists under material financing agreements, including the Senior Note Indentures.

The terms of Mr. Austin's employment agreement as President of Derby U.S.A. provide for a base salary of $280,000 and a bonus up to 150% of base salary tied to Derby U.S.A.'s and the Company's income before interest payments and taxes. DICSA paid Mr. Austin $561,034 upon the closing of the Recapitalization pursuant to a change of control provision in his former employment agreement.

The Company has entered into employment contracts with other senior managers of the Company which generally contain remuneration packages including base salary, bonus, insurance, pension benefits and non-compete provisions.

Management Stock Options

On October 21, 1998, the Board of Directors of the Company adopted The Derby Cycle Corporation 1998 Stock Option Plan (the "Stock Plan"), which authorizes grants of stock options (including options intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code). The Stock Plan authorizes the Company's Board of Directors to grant options at any time in such quantity, at such price, on such terms and subject to such conditions as established by the Board. As at December 31, 1999, the Company had granted an aggregate of 11,425 stock options to its management and directors, 75 of which had been cancelled and 1,241 of which had vested.

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


Security Ownership of Certain Beneficial Owners and Management

The authorized capitalization of the Company as of March 30, 2000 is: 200,000 shares of Class A common stock; 15,000 shares of Class B common stock; 30,000 shares of Class C common stock; 25,000 shares of Series A preferred stock; 3,000 shares of Series B preferred stock and 100 shares of Series C preferred stock. The issued and outstanding capital stock of the Company as of March 30, 2000 consists of: 47,760 shares of Class A common stock, 23,640 shares of Class C common stock, 25,000 shares of Series A preferred stock and 3,000 shares of Series B preferred stock. Holders of Class B common stock and Series B preferred stock have no voting rights except as required by applicable law. In addition, DICSA has the right to acquire 15,000 shares of Class B common stock and 8,300 shares of Class A common stock under the Raleigh Canada Exchange Agreement and Thayer and Perseus hold warrants for the purchase of 2,500 shares of Class C common stock. The Holders of Class A and Class C common stock are entitled to one vote per share on all matters to be voted upon by the shareholders of the Company, including the election of directors. Holders of Series A preferred stock are entitled to 1.5 votes per share, voting together with the Class A and Class C common stock as a single class.

The following table sets forth certain information as of March 30, 2000 with respect to the beneficial ownership of the Company's Class A and Class C common stock and Series A preferred stock by (i) each shareholder known by the Company to own beneficially 5% or more of each class of the Company's voting securities,
(ii) each current director of the Company, (iii) each Named Executive Officer of the Company and (iv) all directors of the Company and executive officers of the Company as a group. Unless indicated otherwise below, to the knowledge of the Company, each shareholder has sole voting and investment power with respect to the shares indicated as beneficially owned.

                                                                                                  Percent of the
                                                                                                 Company's total
                                                                                                     outstanding
                                                                                                          voting
     Name and Address of Beneficial                                    Number of    Percent of        securities
                           Owner (1)          Class                       shares         class          Note (2)
-----------------------------------------------------------------------------------------------------------------
DC Cycle, L.L.C ..........................    Class A common             12,500          26.17
Suite 350,                                    Class C common             20,200          81.16
1455 Pennsylvania Avenue,                     Series A preferred         25,000         100.00
Washington, DC 20004                                                                                   63.73
Note (3)

-----------------------------------------------------------------------------------------------------------------
Derby Finance S.a.r.l....................     Class A common             21,700          45.44
15 Rue de la Chapelle,                                                                                 19.73
L-1325 Luxembourg,
Grand Duchy of Luxembourg
Note (4)

-----------------------------------------------------------------------------------------------------------------
Derby International Corporation S.A.          Class A common              8,300          14.81
5 Boulevard de la Foire,                                                                                7.08
L-1528 Luxembourg,
Grand Duchy of Luxembourg
Note (5)

-----------------------------------------------------------------------------------------------------------------
Perseus Cycle L.L.C......................     Class A common             10,000          20.94
1627 "I" Street NW, Suite 610,                Class C common              5,050          20.29         13.66
Washington, DC 20006
Note (6)

-----------------------------------------------------------------------------------------------------------------
Frederic V. Malek .......................     Class A common             12,500          26.17
Suite 350,                                    Class C common             20,200          81.16
1455 Pennsylvania Avenue,                     Series A preferred         25,000         100.00
Washington, DC 20004                                                                                   63.32
Note (7)

-----------------------------------------------------------------------------------------------------------------
Frank H. Pearl...........................     Class A common             40,000          71.35
1627 "I" Street NW, Suite 610,                Class C common              5,050          20.29         37.64
Washington, DC 20006
Note (10)

                                                                                                  Percent of the
                                                                                                 Company's total
                                                                                                     outstanding
                                                                                                          voting
     Name and Address of Beneficial                                    Number of    Percent of        securities
                           Owner (1)          Class                       shares         class          Note (2)
-----------------------------------------------------------------------------------------------------------------
A. Edward Gottesman .....................     Class A common             30,000          53.51
1120 Avenue of the Americas                                                                            25.60
(18th Floor)
New York, NY 10036
Note (8)

-----------------------------------------------------------------------------------------------------------------
Alan J. Finden-Crofts....................     Class A common             30,000          53.51
Becquet Road, St. Peter Port, Guernsey,
GY1 2TH, Channel Islands
Note (9)
                                                                                                       25.60
-----------------------------------------------------------------------------------------------------------------
Gary S. Matthews.........................     Class A common              1,200           2.51
C/o The Derby Cycle Corporation               Class C common                300           1.27
300 First Stamford Place (5th Floor)
Stamford, CT 06902                                                                                      1.38

-----------------------------------------------------------------------------------------------------------------
William W. Austin, Jr....................     Class A common                240           0.50
C/o Derby U.S.A. Bicycle Co.,                 Class C common                 60           0.25
22710 72nd Avenue South,                                                                                0.28
Kent, WA 98032-1926

-----------------------------------------------------------------------------------------------------------------
Daniel S. Lynch..........................     Class A common                400           0.84
C/o The Derby Cycle Corporation               Class C common                100           0.42
300 First Stamford Place (5th Floor)                                                                    0.46
Stamford, CT 06902

-----------------------------------------------------------------------------------------------------------------
Klaas Dantuma............................     Class A common                240           0.50
C/o Koninklijke Gazelle B.V.,                 Class C common                 60           0.25
Wilhelminaweg 8,                                                                                        0.28
6951 BP Dieren,
The Netherlands

-----------------------------------------------------------------------------------------------------------------
Dr-Ing. Thomas H. Thomsen................
Falkensteinerstra(beta)e 36,
Konigstein im Taunus,                                 -                     -             -             -
Frankfurt, Germany

-----------------------------------------------------------------------------------------------------------------
Reginald Fils-Aime.......................     Class A common                240           0.50
C/o The Derby Cycle Corporation               Class C common                 60           0.25
300 First Stamford Place (5th Floor)                                                                    0.28
Stamford, CT 06902

-----------------------------------------------------------------------------------------------------------------
Warren L. Batts..........................     Class A common                 40           0.08
143 Abingdon                                  Class C common                 10           0.04
Kenilworth, IL 60043                                                                                    0.05

-----------------------------------------------------------------------------------------------------------------
All Directors and Executive                   Class A common             56,060         100.00
Officers as a group (15 persons)              Class C common             26,140         100.00
Note  (11)                                    Series A preferred         25,000         100.00
-----------------------------------------------------------------------------------------------------------------

                                       34

(1) The percentages of the Company's voting securities held by DC Cycle, Perseus Cycle and DFS set forth in this table differ from the percentages of total voting power indirectly held by their respective parent companies under "PART 1 ITEM 1 Investor Group" and "The Recapitalization" for two reasons: first, rights to acquire shares of Class A common stock and warrants for the purchase of shares of Class C common stock which are exercisable within 60 days of the date hereof are considered outstanding for the purpose of determining the percent of the class held by the holder of such rights, but not for the purpose of computing the percentage held by others (in accordance with Rule 13d-3(d)(1)(ii)), and second, under the terms of the Shareholders' Agreement, all shares of the Company beneficially owned by DICSA are deemed to be beneficially owned by DFS for voting purposes and all other purposes thereunder.

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

(3) DC Cycle is 100% owned by Thayer, a Delaware limited partnership. TC Capital Partners, a Delaware general partnership, is the general partner of Thayer. Mr. Frederic V. Malek, a director of the Company, is a general partner of TC Capital Partners. As such, Mr. Malek has shared voting and investment power (as well as an indirect pecuniary interest within the meaning of Rule 16a-1 under the Exchange Act), with respect to the shares held by DC Cycle. As a result, Mr. Malek may be deemed to be the beneficial owner of the 12,500 shares of Class A common stock, the 18,950 shares of Class C common stock, warrants for the purchase of 1,250 shares of Class C common stock and the 25,000 shares of Series A preferred stock held by DC Cycle.

(4)   DFS is a wholly owned subsidiary of DICSA. See note 5 below.

(5) Includes 8,300 shares of Class A common stock issuable to DICSA upon conversion of its Raleigh Canada preferred stock under the Raleigh Canada Exchange Agreement. Mr. Gottesman, a director of the Company, is the chairman of DICSA, and a charitable trust of which he is the settlor controls a majority of the capital stock of DICSA indirectly through an industrial holding company, Centenary. Mr. Finden-Crofts, a director of the Company and a director of DICSA, and Mr. Pearl, a director of the Company and a director of DICSA, own minority interests in DICSA. As a result of their shared voting and investing power with respect to shares beneficially owned by DFS and DICSA, Messrs. Gottesman, Finden-Crofts and Pearl may each be deemed to be the beneficial owner of the shares owned by DFS and DICSA.

(6) Perseus Cycle is 100% owned by Perseus Capital, L.L.C., a Delaware limited liability company. Perseus Management, a Delaware limited liability company, is the managing member of Perseus and owns approximately 17% of Perseus. Mr. Frank H. Pearl is the Chairman and President of Perseus Management. Rappahannock Investment Company, a Delaware corporation, owns approximately 57% of Perseus Management. Rappahannock is 100% owned by Mr. Pearl. Mr. Pearl, by virtue of his indirect ownership interest in Perseus, may be deemed the beneficial owner of the 10,000 shares of Class A common stock, the 3,800 shares of Class C common stock held by Perseus and warrants for the purchase of 1,250 shares of Class C common stock.

(7) Includes the 12,500 shares of Class A common stock, the 18,950 shares of Class C common stock and 25,000 shares of Series A preferred stock beneficially owned by DC Cycle. See note 3 above.

(8) Includes the 21,700 shares of Class A common stock beneficially owned by DFS and the 8,300 shares of Class A common stock beneficially owned by DICSA. See note 5 above.

(9) Includes the 21,700 shares of Class A common stock beneficially owned by DFS and the 8,300 shares of Class A common stock beneficially owned by DICSA. See note 5 above.

(10) Includes the 10,000 shares of Class A common stock, 3,800 shares of Class C common stock and warrants for the purchase of 1,250 shares of Class C common stock beneficially owned by Perseus, the 21,700 shares of Class A common stock beneficially owned by DFS and the 8,300 shares of Class A common stock beneficially owned by DICSA. See notes 5 and 6 above.

(11) Includes (1) 12,500 shares of Class A common stock, 18,950 shares of Class C common stock, warrants for the purchase of 1,250 shares of Class C common stock and 25,000 shares of Series A preferred stock beneficially owned by DC Cycle which may be deemed to be beneficially owned by Mr. Malek (see note 3 above); (2) 21,700 shares of Class A common stock beneficially owned by DFS and 8,300 shares of Class A common stock beneficially owned by DICSA which may be deemed to be beneficially owned by Messrs. Gottesman, Finden-Crofts and Pearl (see note 5 above); (3) 10,000 shares of Class A common stock, 3,800 shares of Class C common stock and warrants for the purchase of 1,250 shares of Class C common stock beneficially owned by Perseus which may be deemed to be beneficially owned by Mr. Pearl (see note 5 above); (4) 40 shares of Class A common stock and 10 shares of Class C common stock owned by Mr. Batts; and (5) 3,520 shares of Class A common stock and 880 shares of Class C common stock issued to management.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Investor Group

Subsequent to the Recapitalization, the issue of Class C common stock in February, 1999 and the issue during 1999 of Class A and Class C common stock under the management stock plan, the Company's shareholders are (i) DC Cycle, a wholly-owned subsidiary of Thayer, which controls approximately 64% of the total voting power of the Company's capital stock, (ii) Perseus Cycle, a wholly-owned subsidiary of Perseus, which controls approximately 13% of the total voting power of the Company's capital stock, (iii) DFS, which controls approximately 20% of the total voting power of the Company's capital stock and (iv) Management, which controls approximately 3% of the total voting power of the Company's capital stock. Prior to the Recapitalization, the Company was wholly-owned by DICSA through its subsidiary, DFS.

Thayer is a private equity fund managed by Thayer Capital, a private equity investment firm based in Washington, D.C.. Thayer Capital's partners are Frederic V. Malek, Carl J. Rickertsen and Paul G. Stern. Thayer Capital invests primarily in private equity investments in management buyouts and recapitalizations. In June 1996, Thayer Capital closed Thayer, a corporate private equity fund, with $364 million in commitments.

Perseus is a merchant banking venture managed by Perseus Management and based in Washington, D.C.. Perseus invests primarily in leveraged acquisitions of operating businesses. Frank H. Pearl is the Chairman and President of Perseus and is one of the founding directors and shareholders of DICSA.

DFS is a wholly-owned subsidiary of DICSA. A. Edward Gottesman, a director of the Company, the chairman of DICSA and a charitable trust of which he is the settlor, controls a majority of the capital stock of DICSA indirectly through an industrial holding company, Centenary. Alan J. Finden-Crofts a director of the Company and a director of DICSA, and Mr. Pearl, a director of the Company and a director of DICSA, own minority interests in DICSA.


Payment of Certain Fees and Expenses

In connection with the acquisition of Diamond Back in 1999, the Company paid a $45,000 fee to T.C. Management Partners L.L.C., an affiliate of Thayer, for the Hart Scott Rodino filing.

In connection with the Recapitalization in 1998, the Company paid closing fees
(i) to Thayer in the amount of $1.2 million, (ii) to Perseus in the amount of $1.0 million and (iii) to Centenary (which is controlled in part by Mr. A. Edward Gottesman) in the amount of $0.7 million. In addition, the Company paid all the out-of-pocket expenses of Thayer and Perseus, certain expenses incurred in order to effect the Recapitalization, and $150,000 of the out-of-pocket expenses of DICSA and DFS.

In the future, affiliates of Thayer may receive customary fees for advisory and other services rendered to the Company. If such services are rendered in the future, the fees will be negotiated from time to time and will be based on the services performed and the prevailing fees then charged by third parties for comparable services.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)     1.  Financial Statements.
        See "Index to Consolidated Financial Statements" set forth on page
        F-1.

        2.  Financial Data Schedules.

        3. Exhibits.
        See " Index to Exhibits" set forth on page E-4.

(b)     Report on Form 8-K.
        Report on Form 8-K filed February 22, 1999.
        Report on Form 8-K filed May 7, 1999.
        Report on Form 8-K filed September 7, 1999.
        Report on Form 8-K filed January 11, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, Connecticut.

Lyon Investments B.V.

/s/ Klaas Dantuma

By: ______________________________

Name: Klaas Dantuma

Title: Managing Director



/s/ Simon J. Goddard

By: ______________________________

Name: Simon J. Goddard

Title: Managing Director


/s/ Daniel S. Lynch

By: ______________________________

Name: Daniel S. Lynch

Title: Managing Director

INDEX TO EXHIBITS
         Exhibit     Description
         No.         -----------
         ---

(1)         3.1      Amended and Restated Certificate of Incorporation of The Derby Cycle Corporation.
(1)        10.1      Employment  Agreement  made as of June 1, 1999  between The Derby Cycle  Corporation  and Daniel S.
                     Lynch.
(1)        10.2      Management  Stock Purchase  Agreement dated as of June 1, 1999 between The Derby Cycle  Corporation and Daniel S. Lynch.
*          10.3      Amendment  Agreement dated April 30, 1999 relating to the  Multi-Currency  Credit Facility of up to
                     DM214,000,000  dated May 12,  1998  between  The Derby Cycle  Corporation  and others as  borrowers and/or  Guarantors,  Chase Manhattan plc as arranger,  the financial  institutions named therein as
                     Banks, Chase Manhattan  International Limited as security agent, and Chase Manhattan  International
                     Limited as facility agent.
*          10.4      Amendment  Agreement dated August 31, 1999 relating to the Multi-Currency  Credit Facility of up to
                     DM214,000,000  dated May 12,  1998  between  The Derby Cycle  Corporation  and others as  borrowers and/or  Guarantors,  Chase Manhattan plc as arranger,  the financial  institutions named therein as
                     Banks, Chase Manhattan  International Limited as security agent, and Chase Manhattan  International
                     Limited as facility agent.
*          10.5      Amendment  Agreement dated November 25, 1999 relating to the  Multi-Currency  Credit Facility of up to  DM214,000,000  dated May 12, 1998 between The Derby Cycle  Corporation  and others as borrowers and/or  Guarantors,  Chase Manhattan plc as arranger,  the financial  institutions named therein as
                     Banks, Chase Manhattan  International Limited as security agent, and Chase Manhattan  International
                     Limited as facility agent.
*          10.6      Amendment  Agreement dated December 17, 1999 relating to the  Multi-Currency  Credit Facility of up to  DM214,000,000  dated May 12, 1998 between The Derby Cycle  Corporation  and others as borrowers and/or  Guarantors,  Chase Manhattan plc as arranger,  the financial  institutions named therein as
                     Banks, Chase Manhattan  International Limited as security agent, and Chase Manhattan  International
                     Limited as facility agent.
*          10.7      Amendment Agreement dated February 3, 2000 relating to the Multi-Currency  Credit Facility of up to
                     DM214,000,000  dated May 12,  1998  between  The Derby Cycle  Corporation  and others as  borrowers and/or  Guarantors,  Chase Manhattan plc as arranger,  the financial  institutions named therein as
                     Banks, Chase Manhattan  International Limited as security agent, and Chase Manhattan  International
                     Limited as facility agent.
*          10.8      Amendment  Agreement  dated March 2, 2000 relating to the  Multi-Currency  Credit Facility of up to
                     DM214,000,000  dated May 12,  1998  between  The Derby Cycle  Corporation  and others as  borrowers and/or  Guarantors,  Chase Manhattan plc as arranger,  the financial  institutions named therein as
                     Banks, Chase Manhattan  International Limited as security agent, and Chase Manhattan  International
                     Limited as facility agent.
*          10.9      Warrant  Agreement dated as of February 15, 2000 among The Derby Cycle  Corporation,  Thayer Equity
                     Partners, III, L.P. and Perseus Capital, L.L.C.
*          10.10     Promissory  Note of The Derby Cycle  Corporation  dated February 15, 2000 in favor of Thayer Equity
                     Investors III, L.P.
*          10.11     Promissory  Note of The  Derby  Cycle  Corporation  dated  February  15,  2000 in favor of  Perseus
                     Capital, L.L.C.
*          10.12     Employment  Agreement  dated as of January 20, 2000 between The Derby Cycle  Corporation and Carlos
                     Tribino.
*          27        Financial Data Schedule
 (1) - Filed previously
 *   - Filed herein

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Consolidated Financial Statements :


Report of Independent Auditors........................................... F2

Consolidated Balance Sheets as of December 31, 1998 and 1999............. F3

Consolidated Statements of Operations for the years ended December 31,
     1997, 1998 and 1999................................................. F4

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1997, 1998 and 1999.............................. F5

Consolidated Statements of Cash Flows for the years ended December 31,
     1997, 1998 and 1999................................................. F7

Notes to Consolidated Financial Statements............................... F9

Report of Independent Auditors


To the Shareholders of The Derby Cycle Corporation:

We have audited the accompanying consolidated balance sheets of The Derby Cycle Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Derby Cycle Corporation and subsidiaries as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



Arthur Andersen
Nottingham, England.

March 30, 2000

                           The Derby Cycle Corporation
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                                     December 31,
                                                                                            --------------------------
                                                                                                    1998          1999
                                                                                            ------------  ------------
                                  Assets
Current assets:
     Cash and cash equivalents............................................................  $    17,453   $    28,938
     Receivables, net.....................................................................       69,836        93,167
     Inventories..........................................................................      105,264       121,499
     Other current assets.................................................................        9,586         9,926
                                                                                            ------------  ------------
          Total current assets............................................................      202,139       253,530
                                                                                            ------------  ------------
Property, plant and equipment, net ......................................................        49,514        40,615
Intangibles, net..........................................................................       20,600        38,044
Other assets..............................................................................            -            50
Prepaid pension assets....................................................................       56,072        57,345
                                                                                            ------------  ------------
          Total assets....................................................................  $   328,325   $   389,584
                                                                                            ------------  ------------
                     Liabilities and Shareholders' Deficit

Current liabilities:
     Accounts payable.....................................................................  $    34,394   $    60,985
     Accrued liabilities..................................................................       23,196        23,776
     Income taxes payable.................................................................        8,452         3,344
     Short term borrowings................................................................       60,831        69,207
     Other current liabilities............................................................        2,103         5,721
                                                                                            ------------  ------------
          Total current liabilities.......................................................      128,976       163,033
                                                                                            ------------  ------------
Other liabilities:
     Long-term debt.......................................................................      165,870       176,410
     Excess of assets acquired over cost of acquisitions..................................       11,120        10,404
     Deferred income taxes................................................................       18,896        18,878
     Other liabilities....................................................................        4,224        10,853
                                                                                            ------------  ------------
          Total liabilities...............................................................      329,086       379,578
                                                                                            ------------  ------------
Minority interest.........................................................................          627            32
                                                                                            ------------  ------------
Commitments and contingencies: ...........................................................
Preferred stock with redemption rights, $0.01 par value, 25,000 shares authorized,  issued
      & outstanding of Series A, 3,000 shares  authorized,  issued & outstanding of Series
      B & 100 shares authorized of Series C..............................................        45,432        49,141
Stock rights..............................................................................       23,300        23,300
Shareholders' equity (deficit):
     Class A common stock, $0.01 par value, 200,000 shares authorized, 44,200/47,160
          shares issued & outstanding as of December 31, 1998/1999........................            1             1
     Class B common stock, $0.01 par value, 15,000 shares authorized, nil shares issued &
          outstanding as of December 31, 1998/1999........................................            -             -
     Class C common stock, $0.01 par value, 30,000 shares authorized, nil/23,490 issued &
          outstanding as of December 31, 1998/1999........................................            -             -
     Additional paid-in capital...........................................................       22,499        48,949
     Receivable from shareholders.........................................................            -        (3,113)
     Accumulated deficit..................................................................      (87,346)     (100,460)
     Accumulated other comprehensive income (loss)........................................       (5,274)       (7,844)
                                                                                            ------------  ------------
          Total shareholders' deficit.....................................................      (70,120)      (62,467)
                                                                                            ------------  ------------
          Total liabilities and shareholders' deficit.....................................  $   328,325   $   389,584
                                                                                            ------------  ------------

  The accompanying notes are an integral part of these financial statements.

                          The Derby Cycle Corporation
                     Consolidated Statements of Operations
            (Dollars in thousands, except share and per share data)

                                                                                   For the years ended December 31,
                                                                                --------------------------------------
                                                                                      1997         1998          1999
                                                                                ----------   ----------    ----------
Net revenues ................................................................   $  465,687   $  465,305    $  540,427
Cost of goods sold..........................................................      (345,885)    (350,346)     (409,490)
                                                                                ----------   ----------    ----------
         Gross profit........................................................      119,802      114,959       130,937
                                                                                ----------   ----------    ----------
Selling, general and administrative expenses.................................      (90,101)     (90,968)     (107,091)
      Recapitalization costs.................................................            -       (5,853)            -
      Restructuring charge...................................................            -            -        (5,093)
      Non-recurring items....................................................            -            -        (4,495)
                                                                                ----------   ----------    ----------
         Operating income....................................................       29,701       18,138        14,258
                                                                                ----------   ----------    ----------
Other income (expense):
      Interest expense.......................................................       (7,490)     (16,948)      (26,281)
      Interest income........................................................        1,038        1,048           577
      Other income (expense), net............................................          107       (1,334)        1,481
      Gain on dispositions of property, plant and equipment..................            -            -         9,314
                                                                                ----------   ----------    ----------
         Income (loss) before income taxes, minority interest and
              extraordinary item.............................................       23,356          904          (651)
Provision for income taxes...................................................      (10,621)      (6,294)       (4,474)
Minority interest............................................................          (51)         (67)          (32)
                                                                                ----------   ----------    ----------
         Income (loss) before extraordinary item.............................       12,684       (5,457)       (5,157)
Extraordinary  item - loss on  early  extinguishment  of debt
      (net of tax of $233)...................................................            -         (431)            -
                                                                                ----------   ----------    ----------
         Net income (loss)...................................................       12,684       (5,888)       (5,157)
Dividends accrued on preferred stock.........................................            -       (4,932)       (3,709)
                                                                                ----------   ----------    ----------
         Net income (loss) applicable to common shareholders.................  $    12,684   $  (10,820)    $  (8,866)
                                                                                ----------   ----------    ----------

Basic and diluted net income (loss) before extraordinary item applicable to
     common shareholders per share...........................................  $    584.52   $  (289.07)   $  (131.03)
                                                                                ----------   ----------    ----------
Basic and diluted  extraordinary  item applicable to common  shareholders per
     share...................................................................  $         -   $   (11.99)   $        -
                                                                                ----------   ----------    ----------
Basic and diluted net income (loss) applicable to common shareholders per
     share...................................................................  $    584.52   $  (301.06)   $  (131.03)
                                                                                ----------   ----------    ----------
Weighted average number of shares of common stock
     outstanding.............................................................       21,700       35,940        67,666
                                                                                ----------   ----------    ----------

  The accompanying notes are an integral part of these financial statements.

                          The Derby Cycle Corporation
           Consolidated Statements of Shareholders' Equity (Deficit)
                            (Dollars in thousands)

                                                                                                         Accumul-
                                                                                                        ated Other
                                                                                  Addit-                  Compre-
                                                     Capital     Receivable       ional       Accumul-    hensive
                                        Common       Invest-        from         Paid-In       ated        Income
                                        Stock         ment       Shareholders    Capital      Deficit      (Loss)          Total
                                     -----------   -----------   -----------   -----------   ---------  ------------    -----------
January 1, 1997...................   $         -   $    94,498    $       -    $         -   $ (12,738) $      1,321    $    83,081
Comprehensive income-
     Net income....................            -             -            -              -      12,684            -          12,684
     Translation adjustments.......            -             -            -              -           -       (4,741)         (4,741)
                                     -----------   -----------   ----------    -----------   ---------  ------------    -----------
Total comprehensive income (loss)..            -             -            -              -      12,684       (4,741)          7,943
     Decrease in capital...........            -        (3,043)           -              -           -            -          (3,043)
     Dividends.....................            -             -            -              -      (6,108)           -          (6,108)
                                     -----------   -----------   ----------    -----------   ---------  ------------    -----------
December 31, 1997.................             -        91,455            -              -      (6,162)      (3,420)         81,873
Comprehensive loss.................
     Net loss .....................            -             -            -              -      (5,888)           -          (5,888)
     Unrecognized changes in fair
          value of hedge
          instruments..............            -             -            -              -           -        1,116           1,116
     Translation adjustments.......            -             -            -              -           -       (2,970)         (2,970)
                                     -----------   -----------   ----------    -----------   ---------  ------------    -----------

Total comprehensive loss...........            -             -            -              -      (5,888)      (1,854)         (7,742)
     Capital contribution prior to
          Recapitalization ........            -         1,600            -              -       6,040            -           7,640
     Issuance of common stock .....            1             -            -         22,499           -            -          22,500
     Issuance of stock rights .....            -             -            -              -     (23,300)           -         (23,300)
     Accrued dividend on preferred
          stock ...................            -             -            -              -      (4,932)           -          (4,932)
     Distribution to shareholders
          in connection with
          Recapitalization ........            -       (93,055)           -              -     (53,104)           -        (146,159)
                                     -----------   -----------   ----------   -----------   ---------  ------------    -----------
 December 31, 1998.................  $         1  $         -    $        -   $    22,499   $ (87,346) $     (5,274)   $   (70,120)
                                     -----------   -----------   ----------   -----------   ---------  ------------    -----------

  The accompanying notes are an integral part of these financial statements.

                           The Derby Cycle Corporation
     Consolidated Statements of Shareholders' Equity (Deficit) (continued)
                             (Dollars in thousands)


                                                                                                         Accumul-
                                                                                                        ated Other
                                                                                  Addit-                  Compre-
                                                     Capital     Receivable       ional       Accumul-    hensive
                                        Common       Invest-        from         Paid-In       ated        Income
                                        Stock         ment       Shareholders    Capital      Deficit      (Loss)          Total
                                     -----------   -----------   -----------   -----------   ---------  ------------    -----------
January 1, 1999....................  $         1   $      -    $         -   $    22,499     $ (87,346) $     (5,274)     $ (70,120)
Comprehensive loss.................
     Net loss......................            -          -              -             -        (5,157)           -          (5,157)
     Unrecognized changes in fair
          value of hedge
          instruments..............            -          -              -             -             -       (1,116)         (1,116)
     Translation adjustments.......            -          -              -             -             -       (1,454)         (1,454)
                                     -----------   --------    -----------   -----------     ---------  ------------    -----------
Total comprehensive loss...........            -          -              -             -        (5,157)      (2,570)         (7,727)
     Issuance of common stock .....            -          -              -        26,450             -            -          26,450
     Receivable from shareholders .            -          -         (3,113)            -             -            -          (3,113)
     Accrued dividend on preferred
          stock ...................            -          -              -             -        (3,709)           -          (3,709)
     Accrued dividend on common
          stock....................            -          -              -             -        (4,248)           -          (4,248)
                                     -----------   --------    -----------   -----------     ---------  ------------    -----------
December 31, 1999.................   $         1   $      -     $   (3,113)  $    48,949     $(100,460) $    (7,844)     $  (62,467)
                                     -----------   --------    -----------   -----------     ---------  ------------    -----------

  The accompanying notes are an integral part of these financial statements.

                           The Derby Cycle Corporation
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                  For the years ended December 31,
                                                                               ---------------------------------------
                                                                                      1997          1998          1999
                                                                               -----------  ------------  ------------
Cash flows from operating activities:
     Net income (loss).......................................................  $    12,684  $    (5,888)  $    (5,157)
     Adjustments to reconcile net income (loss) to net cash provided by
         (used by) operating activities-
         Depreciation........................................................        9,362        9,407         8,956
         Amortization of intangibles, goodwill and investment grants.........         (722)        (616)          164
         Amortization of deferred financing costs............................          590        1,422         1,875
         Extraordinary loss on early extinguishment of debt..................            -          431             -
         Minority interest...................................................           51           67            32
         Unrealized (gain) loss on swaps recognized in earnings..............         (107)       1,334             -
         Change in fair value of other currency instruments..................            -            -        (1,481)
         Net periodic pension income.........................................       (5,828)      (5,403)       (5,368)
         Recapitalization costs..............................................            -        5,853             -
         Gain on disposition of property, plant and equipment................            -            -        (9,314)
     Net changes in operating assets and liabilities, net of acquisitions-
         (Increase) decrease in receivables..................................       (2,071)         886       (15,949)
         (Increase) decrease in inventories..................................      (10,104)     (12,980)       (6,802)
         (Increase) decrease in other current assets.........................       (1,745)         795           354
         Increase (decrease) in accounts payable.............................        4,405         (587)       22,143
         Increase (decrease) in accrued liabilities..........................        2,589       (3,991)        1,418
         Increase (decrease) in income taxes payable.........................          209        4,491        (4,706)
         Increase (decrease) in other current liabilities....................         (310)         953         3,515
         Increase (decrease) in deferred income taxes........................        2,371        1,009         1,207
         Increase (decrease) in other liabilities............................         (416)        (457)        1,701
                                                                               -----------  ------------  ------------
               Net cash provided by (used by) operating activities...........       10,958       (3,274)       (7,412)
                                                                               -----------  ------------  ------------
Cash flows from investing activities:
         Purchases of property, plant and equipment..........................       (7,413)      (8,322)       (7,357)
         Proceeds from property, plant and equipment dispositions............          882        1,135        13,983
         Cash paid for acquisitions, net of cash acquired....................       (6,650)           -       (44,288)
         Purchase of trade investment........................................            -            -           (50)
         Purchase of trademarks..............................................       (2,663)      (1,108)            -
         Purchase of minority interest.......................................            -       (1,933)         (246)
         Proceeds from disposition of minority interest......................            -          261             -
                                                                               -----------  ------------  ------------
               Net cash used in investing activities.........................  $   (15,844) $    (9,967)  $   (37,958)
                                                                               -----------  -----------   ------------

                          The Derby Cycle Corporation
               Consolidated Statements of Cash Flows (continued)
                            (Dollars in thousands)

                                                                                  For the years ended December 31,
                                                                               ---------------------------------------
                                                                                      1997          1998          1999
                                                                               -----------  ------------  ------------
Cash flows from financing activities:
         Proceeds from stock issue...........................................  $         -  $    63,000   $    26,450
         Secured promissory notes receivable from shareholders...............            -            -        (3,113)
         Redemption of shares in subsidiaries................................            -     (146,159)            -
         Repayment of Series A, B and C Senior Notes, net....................      (13,331)     (53,334)            -
         Proceeds from Senior Note issue ....................................            -      161,867             -
         Proceeds from Subordinated Note issue...............................            -            -        20,000
         Short term borrowings, net, prior to Recapitalization ..............       28,910       45,894             -
         Repayment of short term borrowings at Recapitalization..............            -      (82,721)            -
         Proceeds from short term borrowings at Recapitalization.............            -       84,914             -
         Short term borrowings, net, post Recapitalization...................            -      (25,873)        8,363
         Repayment of term loan..............................................            -       (9,057)            -
         Deferred financing costs............................................         (596)     (13,924)         (403)
         Recapitalization costs..............................................            -       (5,853)            -
         Dividends paid......................................................       (1,139)           -           (51)
         Contributions to pension plans......................................       (2,335)      (1,577)         (161)
         Net (distribution to) contribution by DICSA.........................       (3,043)       1,600             -
                                                                               -----------  ------------  ------------
               Net cash provided by financing activities.....................        8,466       18,777        51,085
                                                                               -----------  ------------  ------------
Effect of exchange rate changes..............................................        3,016       (3,509)        5,770
                                                                               -----------  ------------  ------------
Net increase in cash and cash equivalents....................................        6,596        2,027        11,485
Cash and cash equivalents, beginning of year.................................        8,830       15,426        17,453
                                                                               -----------  ------------  ------------
Cash and cash equivalents, end of year.......................................  $    15,426  $    17,453   $    28,938
                                                                               -----------  ------------  ------------

Supplemental cash flow information:
         Interest paid.......................................................  $     7,202  $    13,525   $    20,313
         Income taxes paid...................................................        8,041        6,372         7,973
         Income taxes received...............................................            -        5,624             -
                                                                               -----------  ------------  ------------

  The accompanying notes are an integral part of these financial statements.

                          The Derby Cycle Corporation

                  Notes to Consolidated Financial Statements


1.  Nature of the Business and Basis of Presentation:

The accompanying combined financial statements have been prepared to reflect the financial position and results of operations of the bicycle and bicycle component businesses of Derby International Corporation S.A. ("DICSA"), a Luxembourg holding company through May 14, 1998. Up to that date DICSA owned shares, either directly or indirectly, in a number of bicycle and bicycle component companies worldwide that predominantly operate as standalone entities. Each of the companies manufactures, assembles and/or distributes bicycles and bicycle components. These bicycle and bicycle component companies, collectively referred to as the "Company", have significant operations in The Netherlands, the United Kingdom, Canada, Germany, South Africa and the United States. The Company owns or licenses many of the most recognized brands in the bicycle industry, including leading global brands such as Raleigh, Nishiki (for U.S.A.
only) and Univega, and leading national brands such as Gazelle in The Netherlands and Kalkhoff, Musing, Winora and Staiger in Germany.

Effective May 14, 1998, DICSA reorganized its businesses in connection with a recapitalization agreement (the "Recapitalization Agreement," see Note 19) so that each of its bicycle and bicycle component companies are owned directly or indirectly by the Company, a Delaware corporation with operations in the United States. The accompanying consolidated financial statements have been prepared to reflect the financial position and results of operations of the Company and its subsidiaries from May 14, 1998 through December 31, 1999. Accordingly, the accompanying combined and consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. Dollars.

The accompanying combined and consolidated financial statements, herein referred to as the consolidated financial statements, have been prepared as if the Company had been in existence for all periods presented. DICSA's historical basis in the assets and liabilities of the Company has been carried over. All material intercompany transactions and balances between entities included in these combined financial statements have been eliminated. Certain expenses were originally recorded by DICSA on behalf of the Company , such as headquarters' management costs and other corporate expenses. These amounts have been allocated in their entirety in the Company's financial statements, as such costs were incurred on behalf of the Company except for an immaterial amount that related to DICSA. The headquarters' management costs and other corporate expenses were $1,198,000, $1,262,000 and $4,652,000 for the years ended December 31, 1997,
1998 and 1999, respectively. Management believes the allocation in 1997 and 1998 is reasonable and represents the expenses as if the Company had been a stand-alone operation.

For the purposes of calculating the net income (loss) applicable to Common Shareholders, the Common Stock outstanding used assumes that the conversion of pre-existing stock at the time of the Recapitalization is applicable to earlier years.

The Company has earned net income (losses) of $12.7 million, ($5.9 million) and ($5.2 million) in 1997, 1998 and 1999, respectively. To date, the Company has been able to secure financing to support its operations through a $7 million bridge loan and DM214 revolving credit facility, which are currently fully drawn. Furthermore, the Company raised $14.0 million in cash from the sale of property, plant and equipment, realizing a gain of $9.3 million.

The Company expects that the existing revolving credit facility will not be sufficient to cover its liquidity requirements after January 2001. Based on the Company's business plan, the Company estimates that approximately an additional $30 million will be required to fund the Company's operations through 2001. The revolving credit facility continues to be available subject to compliance with its terms and conditions and the Company will be seeking to review this in September 2000. In addition the directors have obtained a commitment from Thayer and Perseus to provide a bridge loan of up to $7 million in 2001 should it be required.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

During the year the terms of the Revolving Credit Agreement were amended to avoid breaching certain of the covenants and to safeguard compliance with the covenants in 2000.

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

Foreign Currency Translation
The financial statements of the Company's subsidiaries have been translated in accordance with Statement of Financial Accounting Standards ("SFAS") 52 "Foreign Currency Translation". Current rates of exchange are used to translate the balance sheets of the Company's subsidiaries, while the average exchange rate for each year is used to translate the statements of operations and cash flows. The resulting translation adjustments are recorded as a component of shareholders' equity (deficit). Gains or losses resulting from transactions in other than a functional currency are reflected in selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations. Total foreign currency gains (losses) were $(19,000), $2,042,000 and $(118,000) for the years ended December 31, 1997, 1998 and 1999, respectively.

Revenue Recognition
Revenue is generally recognized net of sales taxes, returns, discounts and allowances, when products are shipped to customers or services are rendered.

Advertising Costs
Advertising costs are expensed as incurred. Total advertising costs were $10,245,000, $10,858,000 and $9,879,000 for the years ended December 31, 1997,
1998 and 1999, respectively.

Restructuring Charge
In 1999 the Company completed the plans to restructure its business in the U.K. and the Raleigh distribution operations in Germany, The Netherlands, Belgium and Ireland. Raleigh U.K. ceased manufacturing steel bicycle frames at the end of 1999 due to increased consumer demand for aluminum frames. Steel frames manufactured by the company accounted for approximately 50% of all frames sold by the company in 1999, with the balance being fabricated mostly from aluminum and imported from Asia. Other components of the restructuring at Raleigh U.K. included streamlining the company's product development and marketing functions. The company has granted an option to a property developer for the sale of the site used for employee car parking, storage and the parts and accessories business that will be released. Management of the Raleigh distribution operations in Germany, The Netherlands and Belgium, previously run on a stand-alone basis, has been combined with the Gazelle and Derby Germany operations. The Raleigh Ireland warehouse has been closed and distribution outsourced, leaving only a sales and marketing organization in Ireland. These restructuring steps are projected to reduce on-going product costs and selling expenses by approximately $3 million in 2000. In aggregate, 182 employees were engaged in these activities which have ceased and their employment has been terminated. The total restructuring charge of $5,093,000 in 1999 comprised the following items (in thousands):


                                             For the years ended December 31,
                                             ---------------------------------
                                              1997         1998          1999
                                             ------       ------        ------
Voluntary termination benefits.........     $     -      $     -      $    621
Involuntary termination benefits.......           -            -         3,271
Closure expenses.......................           -            -         1,201
                                            -------      -------      --------
                                            $     -      $     -      $  5,093
                                            =======      =======      ========

20 employees volunteered to leave, all of whom left and were paid their termination benefits in 1999. 162 employees were terminated involuntarily of whom 153 left during 1999 and were paid $3,123,000 in termination benefits. 9 compulsorily terminated employees remained on the payroll as at December 31, 1999 and $148,000 of accrued termination benefits in respect of these employees is included in other liabilities. The closure expenses were mainly in respect of inventory written-off on the closure of operations and productivity lost on the re-configuration of assembly tracks.

Non-Recurring Items
In 1999 the Company restructured its corporate management and established its headquarters in Stamford, CT to organize the finance, marketing and purchasing functions on a global basis. The Company also reviewed the logistics of Raleigh and Diamond Back distribution in the U.S.A. and undertook strategic reviews to leverage global scale and strengthen the brands. The total non-recurring items of $4,495,000 in 1999 comprised the following (in thousands):


                                                       For the years ended December 31,
                                                      ----------------------------------
                                                       1997         1998          1999
                                                      ------       ------        -------
Global components sourcing project..............      $     -      $     -      $  1,750
Manufacturing and logistics strategic review....            -            -           739
Brand and distribution assessment...............            -            -         1,457
Recruitment of headquarters staff...............            -            -           549
                                                      -------      -------      --------
                                                      $     -      $     -      $  4,495
                                                      =======      =======      ========


Income Taxes
The Company accounts for income taxes under the liability method in accordance with SFAS 109 "Accounting for Income Taxes." Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Earnings Per Share
The effect of stock options granted to employees has been excluded from the computation of diluted earnings per share in 1999 because they were anti-dilutive.

Basis of Consolidation
The financial statements combine the financial position and results of operations of the bicycle and bicycle component businesses of DICSA, through May 14, 1998, and consolidate the financial position and results of operations of the Company and its subsidiaries from May 14, 1998 through December 31, 1999. The results of subsidiaries are consolidated in the statements of operations from the date of acquisition. Goodwill arising on combination and consolidation is being amortized over 40 years.

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

Inventories consist of the following (in thousands):

                                                              December 31,
                                                       ---------------------
                                                            1998        1999
                                                       ---------   ---------

Finished products....................................  $  48,498   $  54,205
Work in process......................................      9,686       9,594
Raw materials........................................     47,080      57,700
                                                       ---------   ---------
    Total inventories................................  $ 105,264   $ 121,499
                                                       =========   =========

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

Property, Plant and Equipment
Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the useful life of the asset (buildings-50 years; plant and equipment-3 to 13 years) or the lease term if shorter for leasehold improvements. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are removed from the Consolidated Balance Sheets, and the resulting gains and losses are reflected within the Consolidated Statements of Operations.

Capital Grants
Capital grants received from government authorities to construct facilities are amortized over the estimated useful life of the respective assets. The amounts amortized were $567,000, $547,000 and $445,000 for the years ended December 31, 1997, 1998, and 1999, respectively. The unamortized balance of capital grants was $3,341,000 and $2,447,000 as of December 31, 1998 and 1999, respectively, and is included in the accompanying balance sheets as other long-term liabilities.

These grants relate to the factory completed in Rostock, Germany in 1993. The total grants received for the Rostock factory were $10.3 million, and have certain claw-back provisions relating to maintaining both the assets and a minimum number of employees. These claw-back provisions expire at certain times from December 31, 1999 to December 31, 2000.

Sale and Leaseback
In December 1999 the Company contracted with the University of Nottingham for the sale and lease back of its two main manufacturing sites in Nottingham, U.K.. The Sturmey Archer site will be vacated by December 2000 and the Raleigh U.K. site by December 2003. The properties are being leased back at an annual rental of $0.7 million in 2000 and the Raleigh U.K. site at $0.4 million in 2001-2003. Under sale and leaseback accounting provisions, a gain of $11,419,000 has been recognized, which represents the excess of the proceeds, net of selling expenses, over the balance sheet value of the property and the $1,433,000 present value of the future lease premiums on the Raleigh site.

Intangibles
Intangibles are stated net of accumulated amortization of $1,581,000 and $4,233,000 as of December 31, 1998 and 1999, respectively. The Company has positive goodwill of $4,643,000 and $19,730,000 included in intangibles as of December 31, 1998, and 1999, respectively, and negative goodwill of $11,120,000 and $10,404,000 as of December 31, 1998, and 1999, respectively, in excess of assets acquired over cost of acquisitions in the accompanying balance sheets. Both positive and negative goodwill are amortized using the straight-line method over 40 years. Total amortization expense on positive goodwill was $92,000, $113,000 and $447,000 for the years ended December 31, 1997, 1998 and 1999, respectively, and total amortization income related to negative goodwill was $408,000, $392,000 and $383,000 for the years ended December 31, 1997, 1998, and
1999, respectively. Trademarks are amortized over 15 years. Deferred financing costs are amortized over the life of the related debt using the effective interest rate method.

Impairment of Long-lived Assets
The Company periodically evaluates whether events or circumstances have occurred indicating that the carrying amount of long-lived assets may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of an asset, the Company recognizes an impairment loss based on the amount by which the carrying amount of the asset exceeds the fair value of the asset, determined using the discounted cash flow method.

Reclassifications
Certain reclassifications have been made to prior years to conform to the current year presentation.

Derivative Financial Instruments
The Company uses derivative financial instruments for purposes other than trading and does so to reduce its exposure to fluctuations in interest and foreign currency exchange rates.

Forwards - Forward foreign currency exchange contracts, as well as currency options, are used to reduce the impact of currency exchange rate movements on purchases of inventory and sales of goods. Forward contracts are recorded as assets or liabilities at fair value in the balance sheet. Since the adoption of SFAS 133 on October 1, 1998, changes in fair value on forward contracts designated as hedges are recorded in accumulated other comprehensive income
(loss), and are recognized in the statements of operations with the related transaction. Changes in fair value on undesignated forward contracts are recorded as gains or losses through other income (expense) in the statements of operations as the changes in fair value occur. Prior to the adoption of SFAS 133, changes in the fair value of forward contracts were recorded as gains or losses through cost of goods sold for purchases and through revenues for sales. Cash flows resulting from forward contracts are included in cash flows from operating activities in the accompanying statements of cash flows.

Swaps - Currency and interest rate swaps have the effect of synthetically changing the currency and interest rates of certain liabilities of the Company. The net receivable or payable related to currency swaps was recorded as other current assets or other current liabilities, respectively, in the balance sheet as at December 31, 1997. Changes in the market value of the currency and interest rate swaps were recorded as gains or losses through other income (expense) in the accompanying statements of operations for the years ended December 31, 1997 and 1998. Cash flows resulting from currency and interest rate swaps were classified in repayment of long-term debt in the accompanying statements of cash flows for the years ended December 31, 1997 and 1998. The Company has not used currency and interest rate swaps since the Recapitalization on May 14, 1998.


Options - Currency options as well as forward contracts are used to reduce the impact of currency exchange rate movements on purchases of inventory and sales of goods. Currency options are recorded as assets or liabilities at fair value in the balance sheet. Since the adoption of SFAS 133 on October 1, 1998, changes in fair value on currency options designated as hedges are recorded in accumulated other comprehensive income (loss), and are recognized in the statements of operations with the related transaction. Changes in fair value on undesignated currency options are recorded as gains or losses through other income (expense) in the statements of operations as the changes in fair value occur. Prior to the adoption of SFAS 133, changes in the fair value of currency options were recorded as gains or losses through cost of goods sold for purchases, through revenues for sales and through other income (expense) for options purchased to hedge operating cash flows being generated in different currencies than that required to service the interest on the Senior Notes. Cash flows resulting from currency options are included in cash flows from operating activities in the accompanying statements of cash flows. The options are expensed at maturity if they are not exercised.

Fair Value of Financial Instruments
The following methods were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents - The carrying amount approximates the fair value due to the short term nature of the instruments.

Short term and long-term debt - The fair value is estimated based upon quoted market prices at year-end or current interest rates for debt of the same maturity (see Notes 9 and 10).

Forwards and Options - The fair value is estimated based on quoted market prices at year-end (see Note 8).

Swaps and Caps - The fair value of currency and interest rate swap agreements was estimated based on quoted market prices at year-end (see Note 8).

3.  Receivables:

Receivables consist of the following (in thousands):

                                                                                                    December 31,
                                                                                            --------------------------
                                                                                                    1998          1999
                                                                                            ------------  ------------
Trade receivables.........................................................................  $    74,591   $     98,084
Royalty receivables.......................................................................          284            119
                                                                                            ------------  ------------
     Total receivables....................................................................       74,875         98,203
Allowance for doubtful trade accounts.....................................................       (3,956)        (4,027)
Allowance for discounts...................................................................       (1,083)        (1,009)
                                                                                            ------------  ------------
     Total receivables, net...............................................................  $    69,836   $     93,167
                                                                                            ============  ============


                                                                                                December 31,
                                                                               ---------------------------------------
                                                                                      1997          1998          1999
                                                                               -----------  ------------  ------------
Allowance for doubtful trade accounts:
Balance January 1,...........................................................  $     4,501  $     4,419   $      3,956
Acquired with Diamond Back...................................................            -            -          1,070
Additions charged to costs and expenses......................................        1,016        1,467            571
Deductions...................................................................         (993)      (2,045)        (1,172)
Effect of exchange rate changes..............................................         (105)         115           (398)
                                                                               -----------  ------------  ------------
     Balance December 31,....................................................  $     4,419  $     3,956   $      4,027
                                                                               ===========  ============  ============


                                                                                                December 31,
                                                                               ---------------------------------------
                                                                                      1997          1998          1999
                                                                               -----------  ------------  ------------
Allowance for discounts:
Balance January 1,...........................................................  $       714  $        564   $     1,083
Acquired with Diamond Back...................................................            -             -           183
Additions charged to costs and expenses......................................         (145)          566          (232)
Effect of exchange rate changes .............................................           (5)          (47)          (25)
                                                                               -----------  ------------  ------------
     Balance December 31,....................................................  $       564  $      1,083  $      1,009
                                                                               ===========  ============  ============

4. Other Current Assets:

Other current assets consist of the following (in thousands):

                                                                                                    December 31,
                                                                                            --------------------------
                                                                                                    1998          1999
                                                                                            ------------  ------------
Prepaid expenses..........................................................................  $      5,011  $      5,496
Receivable on derivatives.................................................................           125           228
Sales taxes recoverable...................................................................           908           614
Other receivables.........................................................................         3,542         3,588
                                                                                            ------------  ------------
     Total other current assets...........................................................  $      9,586  $      9,926
                                                                                            ============  ============

5. Property, Plant and Equipment:

Property, plant and equipment consist of the following (in thousands):


                                                                                                    December 31,
                                                                                            --------------------------
                                                                                                    1998          1999
                                                                                            ------------  ------------
Land......................................................................................  $     4,200   $     4,208
Buildings.................................................................................       24,274        20,466
Equipment.................................................................................       90,503        80,844
                                                                                            ------------  ------------
                                                                                                118,977       105,518
Accumulated depreciation..................................................................      (69,463)      (64,903)
                                                                                            ------------  ------------
     Net property, plant and equipment....................................................  $    49,514   $    40,615
                                                                                            ============  ============

Depreciation expense was $9,362,000, $9,407,000 and $8,956,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

6. Intangibles:

Intangible assets consist of the following (in thousands):

                                                                December 31,
                                                            -------------------
                                                              1998       1999
                                                            --------   --------
Trademarks purchased.....................................   $  3,773   $  8,523
Goodwill purchased.......................................      4,811     20,462
Deferred financing costs.................................     13,375     13,778
Effect of exchange rates.................................        222       (486)
                                                            --------   --------
                                                              22,181     42,277
Accumulated amortization.................................     (1,581)    (4,233)
                                                            --------   --------
     Total intangibles, net..............................   $ 20,600   $ 38,044
                                                            ========   ========

7. Accrued Liabilities:

The following is a breakdown of accrued liabilities (in thousands):

                                                               December 31,
                                                           --------------------
                                                             1998        1999
                                                           --------    --------
Sales taxes payable.....................................   $  2,389    $  2,159
Payroll taxes payable...................................      3,858       3,190
Accrued vacation........................................      1,485       1,735
Accrued unvouchered payables............................     12,429      12,558
Warranty and rebates reserves...........................      3,035       4,134
                                                           --------    --------
     Total accrued liabilities..........................   $ 23,196    $ 23,776
                                                           ========    ========

8. Derivative Financial Instruments:

Forwards
A forward foreign currency exchange contract calls for delivery of a specified amount of one currency for a specified amount of another currency at a fixed exchange rate and a specified future date. The exchange rate is established at the time the contract is entered into, but payment and delivery are not required until maturity. Forward contracts are entered into with bank counterparties. The Company enters into forward contracts to reduce the impact of currency movements for the following year, principally on purchases of inventory and sales of goods denominated in currencies other than the subsidiaries' functional currencies.

The Company held forward contracts for the purchases of inventory and sales of goods denominated in the following currencies (in thousands):

                                                                                      December 31,
                                                                   -------------------------------------------------
                                                                            1998                        1999
                                                                   ------------------------    ---------------------
                                                                      Buy            Sell         Buy          Sell
                                                                   ---------      ---------    ---------       -----
From:    Pounds Sterling.......................................   $    9,768      $      -     $  9,935       $    -
         Deutsche Marks........................................       10,445             -        2,163            -
         Dutch Guilders........................................        3,082             -        4,015            -
         Canadian Dollars......................................        8,532             -        8,060            -
         South African Rand....................................          288             -          300            -
         New Taiwanese Dollar..................................            -         8,682            -            -
                                                                   ---------      ---------    ---------       -----
To:      U.S. Dollars..........................................       32,115         8,682       24,473            -
                                                                   ---------      ---------    ---------       -----
From:    Pounds Sterling.......................................        1,378             -        1,522            -
         U.S. Dollars..........................................            -             -          603            -
         Dutch Guilders........................................        4,858             -        4,752            -
                                                                   ---------      ---------    ---------       -----
To:      Japanese Yen..........................................        6,236             -        6,877            -
                                                                   ---------      ---------    ---------       -----
From:    Pounds Sterling to Dutch Guilders.....................          119         9,276            -          535
From:    Pounds Sterling to Deutsche Marks.....................            -         1,482            -            -
From:    Irish Punts to Pounds Sterling........................          283             -            -            -
From:    Pounds Sterling to Belgium Francs.....................           59             -            -            -
                                                                   ---------      ---------    ---------       -----
     Total notional amounts....................................    $  38,812      $  19,440    $  31,350       $ 535
                                                                   =========      =========    =========       =====
     Fair value................................................    $  39,739      $  19,274    $  32,190       $ 455
                                                                   =========      =========    =========       =====

Currency Options and Interest Rate Cap
With the issuance of the $100,000,000 of 10% Senior Notes and DM110,000,000 of
9.38 percent Senior Notes (see Note 10), and a seven year revolving credit facility of DM214,000,000 on May 14, 1998 (see Note 9) in connection with the Recapitalization, the Company purchased currency options and interest rate caps. The currency options hedge 67% of the Company's exposure from July, 1998 through May, 2001, arising from operating cash flows being generated in different currencies than that required to service the interest on the Senior Notes. The interest rate caps limit the Company's exposure to floating interest rate increases on the primary portion of the drawdowns on the revolving credit facility.


The following is a summary of the Company's currency option and interest rate cap net receivables as of December 31, 1998, and 1999 (in thousands):

                                                                                      December 31,
                                                                   ---------------------------------------------------
                                                                            1998                        1999
                                                                   ------------------------    -----------------------
                                                                   Amortized           Fair    Amortized       Fair
                                                                        Cost          Value         Cost      Value
                                                                   ---------      ---------    ---------      -----
Currency options...............................................   $      251      $    114     $     89       $171
Interest rate cap..............................................          137            11           84         57
                                                                  ----------      --------     --------       ----
     Total currency options and interest rate cap..............   $      388      $    125     $    173       $228
                                                                  ==========      ========     ========       ====

Adoption of SFAS 133
The Company elected to adopt SFAS 133 as of October 1, 1998.

Income and expense related to the fair value accounting of the Company's derivative instruments prior to 1998 are included in the consolidated statement of operations. The Company recognized a gain on the fair value accounting of swaps of $107,000 in other income (expense) for the year ended December 31, 1997.

In 1998, (i) a gain of $805,000 on the fair value accounting of the forward foreign currency exchange contracts is shown within gross profit, and (ii) a loss of $286,000 on the fair value accounting of the currency option and interest rate cap and a loss of $1,048,000 on the fair value accounting of the swaps (due to the early termination of the swaps before the Recapitalization on May 14, 1998) are shown as other income (expense), in the consolidated statement of operations to September 30, 1998, prior to adoption of SFAS 133.

Changes in the fair value of derivative instruments designated as hedges subsequent to the adoption of SFAS 133 are included in accumulated other comprehensive income (loss). In the period from October 1, 1998 to December 31, 1998 the Company recorded in accumulated other comprehensive income (loss) (i) an unrealized gain of $1,093,000 on the fair value accounting of the forward foreign currency exchange contracts and, (ii) an unrealized gain of $23,000 on the fair value accounting of the currency option and interest rate cap.

The above unrealized amounts held in other comprehensive income (loss) as at December 31, 1998 have been subsequently realized and therefore recognized in the 1999 consolidated statement of operations with the related hedged transactions. As of September 27, 1999, the Company dedesignated all of its remaining hedges. The increase of $1,140,000 in the fair value of forward foreign currency exchange contracts and the increase of $318,000 in the fair value of the currency options and interest rate cap which occurred between September 27, 1999 and December 31, 1999 are included in other income (expense) in the 1999 consolidated statement of operations.

As of December 31, 1999 there was no balance relating to hedges designated prior to September 27, 1999 remaining in accumulated other comprehensive income
(loss), since all of the amounts were reclassified to earnings when the related hedged transactions occurred. The net decrease in the balance of accumulated other comprehensive income (loss) relating to hedges of $1,116,000 was recognized throughout 1999 as a net increase in gross profit of $1,093,000 and a net increase in other income (expense) of $23,000.

Credit Risk
The Company enters into derivative transactions with several counterparties including HSBC Bank Plc, Bank of Nova Scotia, ABN Amro Bank N.V. and The Chase Manhattan Bank. The Company is exposed to credit loss in the event of non-performance by these counterparties. However, the Company does not anticipate non-performance by these counterparties. In the event of non-performance, the Company would be subject to the following counterparty risk (in thousands):

                                                                 December 31,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Currency options...........................................   $   114    $   171
Interest rate cap..........................................        11         57
Forwards...................................................     1,099        921
                                                              -------    -------
     Total credit risk.....................................   $ 1,224    $ 1,149
                                                              =======    =======

9. Short Term Borrowings:

Short term borrowings consist of the following (in thousands):

                                                                 December 31,
                                                             -------------------
                                                               1998       1999
                                                             --------   --------
Short term bank borrowings................................   $ 56,693   $ 67,602
Bank overdraft............................................      4,138      1,605
                                                             --------   --------
     Total short term borrowings..........................   $ 60,831   $ 69,207
                                                             ========   ========

At December 31, 1996, the Company maintained 364-day aggregate unsecured revolving credit facilities of (pound)26,500,000, and on which interest was charged at 1.25% above the London Interbank Offer Rate. On March 6, 1997, these facilities were replaced by a three year unsecured revolving credit facility of (pound)60,000,000, and on which interest was charged at 1.00% above the London Interbank Offer Rate. In addition the Company's subsidiaries had available overdraft facilities of up to $24,000,000 during the periods ended December 31, 1996, 1997, and up to May 14, 1998.

On May 14, 1998, all the revolving credit and overdraft facilities outstanding, except for the Rand 31,000,000 of facilities in South Africa, were repaid and replaced by a seven year secured senior revolving credit facility of DM214,000,000 (see Notes 10 and 19). Interest on the facility is currently charged at 2.5% above the London Interbank Offer Rate. Management believes that there is no material difference between the book values and fair values of borrowings on revolving credit facilities and bank overdrafts as of December 31, 1998 and 1999.

The Company's interest expense was $3,304,000 and $4,259,000 on the revolving credit facilities for the years ended December 31, 1998 and 1999 respectively. These were at floating rates of 1.00% above the London Interbank Offer Rate through May 14, 1998, 2.00% through August 31, 1999 and 2.50% thereafter. At December 31, 1999, the Company had $67,602,000 of bank borrowings under the revolving credit facilities.

DM214,000,000 of secured senior revolving credit facilities are available to the Company's operating companies under the terms of a seven year revolving credit agreement, (the "Revolving Credit Agreement"). The Revolving Credit Agreement contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of shares in any subsidiary, dispose of assets, incur additional indebtedness, engage in mergers and acquisitions, exercise certain options, make investments, incur guaranty obligations, make loans, make capital distributions, enter into joint ventures, repay the Notes, make loans or pay any dividend or distribution to the Issuers for any reason other than (among other things) to pay interest (but not principal or Additional Amounts) owing in respect of the Notes, incur liens and encumbrances and permit the amount of receivables and inventory to exceed specified thresholds. All the Company's freehold property and intellectual property is pledged as security under the Revolving Credit Agreement.

The Company was in compliance with all of its borrowing covenants as at December 31, 1999. During the year the terms of the Revolving Credit Agreement were amended to avoid breaching certain of the covenants and to safeguard compliance with the covenants in 2000.

The Company was not in compliance with all of its borrowing covenants as at December 31, 1998. The covenants under the revolving credit facility include a maximum level of inventory days on hand, and a minimum level of adjusted EBITDA. Effective February 4, 1999, the Revolving Credit Agreement was amended in connection with the acquisition of Diamond Back. The changes made included an increase in maximum inventory days allowed, a change in the measurement of EBITDA and a reduction in the minimum EBITDA covenant.

10. Long Term Debt

In 1993, Derby Holding B.V., which was a subsidiary of DICSA and is a subsidiary of the Company, issued unsecured U.S. Dollar denominated Series A, B and C Senior Notes, in the aggregate principal of $85,000,000. Derby Holding B.V. repaid $14,333,000 of the Senior Notes in September 1996 and $14,333,000 in September 1997, leaving $56,334,000 outstanding at December 31, 1997 and May 14, 1998. On May 14, 1998, these Senior Notes were repaid in full. The long-term bank loan at December 31, 1997, represents a loan of DM16,250,000 equivalent to $9,059,000 as of December 31, 1997, assumed on the acquisition of the Winora and Staiger businesses (see Note 13). The long-term bank loan was repaid on May 14, 1998.

On May 14, 1998, the Company issued $79,750,000 of 10% Senior Notes, and Lyon Investments BV, a subsidiary of the Company, issued $20,250,000 of 10% Senior Notes and DM110,000,000 of 9.38% Senior Notes (see Note 19). The Senior Notes mature in full in 2008. The Senior Notes are issued under indentures (the "Senior Note Indentures") which contain certain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to incur additional indebtedness, pay dividends on and redeem capital stock, redeem certain subordinated obligations, make investments, undertake sales of assets and subsidiary stock, engage in certain transactions with affiliates, sell or issue capital stock, permit liens to exist, operate in other lines of business, engage in certain sale and leaseback transactions and engage in mergers, consolidations or sales of all or substantially all of the assets of the Company.

On February 4, 1999, the Company issued a $20,000,000 19% Subordinated Note to Vencap Holdings (1992) Pte Ltd, a Singapore corporation affiliated to GIC Special Investments Pte Ltd. The Subordinated Note is subordinated and junior in right of payment and enforcement to the prior payment of the amounts due under the Company's revolving credit facility and the Senior Notes. Interest on the Subordinated Note is compounded daily, with an annual effective yield of 20.9%. The Subordinated Note matures in full on February 3, 2009. The Subordinated Note is issued under an agreement which cross-defaults upon an event of default under the Revolving Credit Agreement or the Senior Note Indentures.

As of December 31, 1998, and 1999, long-term debt consists of the following (in thousands):

                                                                 December 31,
                                                             -------------------
                                                               1998       1999
                                                             --------   --------
10% $100,000,000 Senior Notes.............................   $100,000   $100,000
9.38% DM110,000,000 Senior Notes.........................     65,870     56,410
19% $20,000,000 Subordinated Note.........................          -     20,000
                                                             --------   --------
Total long-term debt......................................    165,870    176,410
                                                             ========   ========

Management believes that there was no material difference between the fair value and book value of the 10.00% $100,000,000 and the 9.38% DM110,000,000 Senior
Notes as of December 31, 1998, or the Subordinated Note as of December 31, 1999. The mid-market price of each 10.00% $1,000 Senior Note was $520 and each 9.38% DM1,000 Senior Note was DM520 as of December 31, 1999.

The Company's interest expense was $11,403,000 and $15,648,000 on the Senior Notes for the years ended December 31, 1998 and 1999 respectively, and $3,754,000 on the Subordinated Note for the year ended December 31, 1999.

11. Commitments and Contingencies:

Operating Leases
Total rent expense for operating leases, primarily in respect of land and buildings and automobiles, was $5,409,000, $5,768,000 and $7,668,000 for the years ended December 31, 1997, 1998, and 1999 respectively, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The future minimum lease payments for operating leases subsequent to December 31, 1999, are as follows (in thousands):

For the years ended December 31,
2000..................................................................  $  6,552
2001..................................................................     5,002
2002..................................................................     4,600
2003..................................................................     4,289
2004..................................................................     3,785
Thereafter............................................................     9,064
                                                                        --------
     Total............................................................  $ 33,292
                                                                        ========

Leases of land and buildings are typically subject to rent reviews at specified intervals and provide for the lessee to pay all insurance, maintenance and repair costs. The Company's facilities are subject to the requirements of environmental regulations in their respective jurisdictions. There can be no assurance that the Company is at all times in compliance with all such requirements.

Sale and Leaseback
In December 1999 the Company contracted with the University of Nottingham for the sale and lease back of its two main manufacturing sites in Nottingham, U.K.. The Sturmey Archer site will be vacated by December 2000 and the Raleigh U.K. site by December 2003. The properties are being leased back at an annual rental of $0.7 million in 2000 and the Raleigh U.K. site at $0.4 million in 2001-2003. Under sale and leaseback accounting provisions, a gain of $11,419,000 has been recognized, which represents the excess of the proceeds, net of selling expenses, over the balance sheet value of the property and $1,433,000 present value of the future lease premiums on the Raleigh site.

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

Unconditional Purchase Obligations
The Company had unconditional purchase obligations for raw materials and bicycle components of $54,017,000 and $91,016,000 as of December 31, 1998, and 1999,
respectively, which are not recorded in the consolidated financial statements.

Common stock and Preferred stock
Following the Recapitalization, DC Cycle L.L.C., a wholly owned subsidiary of Thayer, owned approximately 27% of the Class A common stock, par value $.01 per share (the "Class A common stock"), and all of the outstanding shares of the Series A preferred stock, par value $.01 per share (the "Series A preferred stock"). Holders of Series A preferred stock are entitled to 1.5 votes per share, voting together with the Class A common stock. Perseus Cycle, L.L.C., a wholly owned subsidiary of Perseus, owned approximately 22% of the Class A common stock. DFS owned approximately 47% of the Class A common stock and all the Series B preferred stock, par value $.01 per share (the "Series B preferred stock").

On February 4, 1999 the Company issued 18,950 shares of Class C common stock to DC Cycle L.L.C., a wholly owned subsidiary of Thayer Equity Investors III, L.P. ("Thayer") and 3,800 shares of Class C common stock to Perseus Cycle L.L.C., a wholly owned subsidiary of Perseus Capital, L.L.C. ("Perseus") for the acquisition of Diamond Back.

During the year ended December 31, 1999 the Company issued 2,960 Class A and 740 Class C common shares to executives of the Company for $1,000 per share under the management stock plan. $1,000 is the fair value at the date of purchase. The issue of shares to executives of the Company was partly financed by the issue of secured promissory notes, shown within shareholders' deficit in the balance sheet.

Following the issue of stock as listed above, the stock in the Company (at issue price plus accrued preference dividends) is held by the following shareholders and their affiliates (in thousands):

                                                                                     Derby
                                                       Thayer                    Internat-
                                                      Capital      Perseus           ional
                                      Number of      Partners      Capital         Corpor-      Manage
                                         Shares        L.L.C.       L.L.C.      ation S.A.        ment         Total
                                     ----------  ------------  -----------  --------------  ----------  ------------
Preferred stock
  Series A.......................       25,000   $    37,500   $         -  $           -   $        -  $    37,500
  Accrued dividend $200 per
     share pa....................                      8,164             -              -            -        8,164
  Series B.......................        3,000             -             -          3,000            -        3,000
  Accrued dividend 9.75% pa......                          -             -            477            -          477
                                                 -----------   -----------  -------------   ----------  -----------
                                                 $    45,664   $         -  $       3,477   $        -  $    49,141
                                                 ===========   ===========  =============   ==========  ===========

Stock rights
  Class A common.................        8,300             -             -          8,300            -        8,300
  Class B common.................       15,000             -             -         15,000            -       15,000
                                                 -----------   -----------  -------------   ----------  -----------
                                                 $         -   $         -  $      23,300   $        -  $    23,300
                                                 ===========   ===========  =============   ==========  ===========

Paid-in capital
  Class A common.................       25,460        12,500        10,000              -        2,960       25,460
  Class C common.................       23,490        18,950         3,800              -          740       23,490
                                                 -----------   -----------  -------------   ----------  -----------
                                                 $    31,450   $    13,800  $           -  $     3,700  $    48,950
                                                 ===========   ===========  =============   ==========  ===========

Retained equity
  Class A common.................       21,700   $         -   $         -  $      21,700   $        -  $    21,700
                                                 ===========   ===========  =============   ==========  ===========

In addition, following the Recapitalization and pursuant to a recapitalization of Raleigh Canada, DICSA received all of the outstanding shares of the Raleigh Canada Preferred Stock, a new class of nonvoting senior preferred stock of Raleigh Canada, in exchange for its shares of common stock of Raleigh Canada pursuant to the Raleigh Canada Exchange Agreement. The shares of Raleigh Canada Preferred Stock, which have a liquidation value of $23.3 million, are exchangeable (at the option of DICSA at any time and by the Company at any time after January 2, 2001) into 8,300 shares of Class A common stock and 15,000 shares of Class B common stock, par value $.01 per share (the "Class B common stock", and, together with the Class A common stock, the "common stock") (or the right to receive securities or such other property into which such classes of stock are converted). The exchange ratio will be adjusted, if required, as provided in the Articles of Raleigh Canada and the Raleigh Canada Exchange Agreement. The exchange ratio will be such that the value of the Raleigh Canada Preferred Stock on the date of the consummation of the Recapitalization will equal the value of the shares of Raleigh Canada common stock that are exchanged for the Raleigh Canada Preferred Stock. If the value of the Raleigh Canada Preferred Stock is later determined to be greater than, or less than, the value of the shares of Raleigh Canada common stock exchanged for the Raleigh Canada Preferred Stock, the exchange ratio will be adjusted through increasing or decreasing the number of shares of Class A common stock to be received upon exercise of the exchange rights. Any adjustment in the exchange ratio will result in an offsetting adjustment against the number of shares of Class A common stock retained by DFS in the Recapitalization. DICSA also has the right to redeem its shares of Raleigh Canada Preferred Stock for a cash payment of $23.3 million, plus all accrued and unpaid dividends thereon, at any time after April 1, 2001, upon 60 days' prior notice, provided that such redemption does not result in a breach or default under any financing document of Raleigh Canada or its affiliates, including, without limitation, the Revolving Credit Agreement and the Senior Note Indentures. Upon liquidation of Raleigh Canada, each holder of Raleigh Canada Preferred Stock will be entitled to receive an amount based upon the value that such holder would have received if such holder had exchanged the Raleigh Canada Preferred Stock pursuant to the Raleigh Canada Exchange Agreement.

Holders of shares of Class A and Class C common stock are entitled to one vote per share, and holders of shares of Series A preferred stock are entitled to 1.5 votes per share. Holders of Class A and Class C common stock and Series A preferred stock will vote together as a single class on all matters submitted to the shareholders of the Company for a vote. Upon the occurrence of certain events, each share of Series A preferred stock will be convertible, at the option of the holder thereof, into one-half share of Class A common stock, plus a number of shares of Class A common stock equal to the liquidation value, which will initially be $1,000 (plus accrued and unpaid dividends thereon, if any), of such share divided by $1,000. At any time after the tenth anniversary of the consummation of the Recapitalization or upon the occurrence of certain events, holders of shares of Series A preferred stock will have the right to require the Company to repurchase all or any portion of such shares for cash at a price per share equal to the sum of the liquidation value (plus accrued and unpaid dividends thereon, if any) of such share and one-half share of Class A common stock; provided that if (other than in connection with a proposed sale of the Company that constitutes a Change of Control) the Company is prohibited by law from repurchasing such shares or if any such repurchase would result in a default under the Revolving Credit Agreement or the Senior Note Indentures, the Company may defer such repurchase until such prohibition no longer exists or such default would no longer occur. the Company must use commercially reasonable efforts to obtain any consent necessary to permit such payment.

Holders of shares of Class B common stock and Series B preferred stock are not entitled to voting rights, except as otherwise required by applicable law. Upon the occurrence of certain events, each share of Series B preferred stock will be convertible, at the option of the holder thereof, into the number of shares of Class A common stock having a fair market value equal to the liquidation value, which will initially be $1,000 (plus accrued and unpaid dividends thereon, if any), of such share. At any time after the fourth anniversary of the consummation of the Recapitalization or upon the occurrence of certain events, holders of shares of Series B preferred stock will have the right to require the Company to repurchase all or any portion of such shares for cash at a price per share equal to the liquidation value (plus accrued and unpaid dividends thereon, if any) of such share; provided that if (other than in connection with a proposed sale of the Company that constitutes a Change of Control) the Company is prohibited by law from repurchasing such shares or if any such repurchase would result in a default under the Revolving

Credit Agreement or the Senior Note Indentures, the Company may defer such repurchase until such prohibition no longer exists or such default would no longer occur. the Company must use commercially reasonable efforts to obtain any consent necessary to permit such payment.

Dividends on each share of Class C common stock shall accrue on a daily basis at the rate of 20% per annum of the sum of the liquidation amount thereof plus all accumulated and unpaid dividends thereon. Such dividends shall accrue whether or not they have been declared and whether or not there is income, surplus or other funds of the Company legally available for the payment of dividends. Dividends on each share of Series A preferred stock will accrue on a daily basis at the rate of 20% per annum on the sum of the liquidation value thereof, which will initially be $1,000, plus all accumulated and unpaid dividends thereon. Dividends on each share of Series B preferred stock will accrue on a daily basis at the rate of 9.75% per annum on the sum of the liquidation amount thereof, which will initially be $1,000, plus all accumulated and unpaid dividends thereon. The dividends and capital distributions on the Series A preferred stock, Series B preferred stock and Class C common stock rank pari passu. Although a single security, each share of Series A preferred stock consists of two economic elements: (i) the right to receive a liquidation value of $1,000 plus the 20% per annum return described above, in respect of which Thayer (through DC Cycle) invested $1,000 per share; and (ii) the economic rights equivalent to one-half share of Class A common stock, in respect of which Thayer (through DC Cycle) invested $500 per share (the "Deemed Common Stock"). After all such amounts required to be paid to holders of Series A preferred stock, Series B preferred stock and Class C common stock have been paid, any distribution made by the Company will be paid (i) first, to holders of Class A common stock and Series A preferred stock until such holders have received $1,000 for each share of Class A common stock and $500 for each share of Series A preferred stock (in respect of the Deemed Common Stock) (subject to adjustment in certain circumstances), (ii) second, to holders of Class B common stock until such holders have received $1,000 for each share of Class B common stock (subject to adjustment in certain circumstances), (iii) third, to holders of Class A common stock and Series A preferred stock until such holders have received a 25% internal rate of return, (iv) fourth, to holders of Class B common stock until such holders have received a 20% internal rate of return and
(v) fifth, to holders of Class A common stock and Series A preferred stock.

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

Income (loss) before income taxes, minority interest and extraordinary item consists of the following (in thousands):

                                                                                  For the years ended December 31,
                                                                               ---------------------------------------
                                                                                      1997          1998          1999
                                                                               -----------  ------------  ------------
United Kingdom...............................................................  $    19,533  $       208   $     1,377
The Netherlands..............................................................        8,541        5,971         8,774
Germany......................................................................       (9,753)      (5,348)         (597)
United States................................................................       (2,807)      (5,858)      (12,289)
Canada.......................................................................        1,591        1,705         1,591
South Africa.................................................................        1,369          683           730
Others.......................................................................        4,882        3,543          (237)
                                                                               -----------  ------------  ------------
     Total income (loss) before income taxes, minority interest and
          extraordinary item.................................................  $    23,356  $       904   $      (651)
                                                                               ===========  ===========   ===========

The provision (benefit) for income taxes consists of the following (in thousands):

                                                                                  For the years ended December 31,
                                                                               ---------------------------------------
                                                                                      1997          1998          1999
                                                                               -----------  ------------  ------------
Current tax provision (benefit):
     United Kingdom..........................................................  $     3,547  $      (144)  $       (80)
     The Netherlands.........................................................        3,271        3,988         2,076
     Germany.................................................................         (196)          97            98
     United States...........................................................            -           77           155
     Canada..................................................................          525          735           548
     South Africa............................................................          759          302           231
     Others..................................................................          344          230           239
                                                                               -----------  ------------  ------------
          Total current provision............................................        8,250        5,285   $     3,267
                                                                               -----------  ------------  ------------
Deferred tax provision (benefit):
     United Kingdom..........................................................        1,844          537           306
     The Netherlands.........................................................          498          410           775
     Germany.................................................................            -            -             -
     United States...........................................................            -          (92)            -
     Canada..................................................................           93          122            39
     South Africa............................................................           45          (33)           (2)
     Others..................................................................         (109)          65            89
                                                                               -----------  ------------  ------------
          Total deferred tax provision.......................................        2,371        1,009         1,207
                                                                               -----------  ------------  ------------
Provision for income taxes...................................................  $    10,621  $     6,294   $     4,474
                                                                               ===========  ============  ============

The following table summarizes the significant differences between the United States statutory tax rate and the Company's effective tax rate for financial statement purposes:

                                                                                  For the years ended December 31,
                                                                               ---------------------------------------
                                                                                      1997          1998          1999
                                                                               -----------  ------------  ------------
Statutory tax rate - U.S. Federal............................................          35%           35%           35%
Effect of foreign tax rates..................................................          (2)          (89)           29
Utilization of losses brought forward........................................           -           (37)            -
Net operating losses for which no benefit is currently available.............          14           207          (123)
Permanent differences - interest not deductible for tax......................           -           337          (816)
Permanent differences - other................................................          (2)           16            36
Recapitalization costs.......................................................           -           227             -
Property disposal............................................................           -             -           152
                                                                               -----------  ------------  ------------
     Effective tax rate......................................................          45%          696%         (687)%
                                                                               ===========  ============  ============


The permanent differences - other, in 1998, relate to non-deductible items of only $144,000, but which calculates to 16% of net income.

Deferred income tax (assets) liabilities consist of the following (in thousands):

                                                                                                   December 31,
                                                                                             -------------------------
                                                                                                    1998          1999
                                                                                             -----------  ------------
Deferred income tax assets:
     Operating losses.....................................................................   $   38,542   $    37,648
     Provisions and accruals..............................................................          376           322
                                                                                             -----------  ------------

          Total deferred income tax assets................................................       38,918        37,970
     Valuation allowance..................................................................      (35,281)      (34,425)
                                                                                             -----------  ------------
          Net deferred income tax assets..................................................        3,637         3,545
                                                                                             -----------  ------------
Deferred income tax liabilities:
     Pension .............................................................................      (18,086)      (18,760)
     Depreciation.........................................................................       (4,504)       (3,663)
     Other................................................................................           57             -
                                                                                             -----------  ------------
          Total deferred income tax liabilities...........................................      (22,533)      (22,423)
                                                                                             -----------  ------------
               Net deferred income tax liabilities........................................   $  (18,896)   $  (18,878)
                                                                                             ===========  ============

The operating losses, which arise in Germany and the United States, begin to expire in 2000. The ability of the Company to utilize these losses may be limited by a change in ownership of the Company.

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

In March 1997, the Company acquired the Univega brand name, trademarks and related intellectual property for consideration of $2,550,000. Univega is a range of all-terrain and mountain bikes. In addition, further licenses were acquired during 1997 for $115,000.

In August 1997, the Company acquired a controlling interest in the Univega Group for consideration of $4,000,000. Univega Group is the main distributor of Univega brand cycles in Europe. The results of Univega are included in the consolidated financial statements from September 1, 1997.

These acquisitions were accounted for under the purchase method with the purchase price allocated as follows (in thousands):

Accounts receivable..................................................  $  2,351
Inventories..........................................................     5,742
Property, plant and equipment........................................     6,025
Goodwill.............................................................     3,386
Liabilities assumed and direct acquisitions..........................   (10,854)
                                                                       --------
     Purchase price..................................................  $  6,650
                                                                       ========

Proforma net revenues and net income reflecting the acquisitions as if they had occurred at the beginning of the respective years, have been omitted because the differences between those amounts and the historical results are not material.

In May 1998, the Company purchased the minority interest in its operations in South Africa for $1,933,000, including $1,139,000 for goodwill that is being amortized over 40 years. The acquisition of the minority interest was accounted for under the purchase method.

On February 4, 1999, the Company acquired the assets (and assumed certain liabilities) of the Diamond Back Group for approximately $44,288,000 in cash. The Diamond Back Group consisted of Diamond Back International Company Limited, a private British Virgin Islands company ("Diamond Back"), Western States Import Company Inc., a Delaware corporation ("Western States") and Bejka Trading A.B., a private Swedish company ("Bejka"), each of which was engaged in the bicycle, bicycle parts and accessories and fitness equipment distribution business. Western States and Bejka had worldwide revenues of approximately $62.9 million and $3.1 million, respectively, in 1998. Diamond Back was essentially a holding company for the company's intellectual property and did not generate material revenues. The Company financed the acquisition of the Diamond Back Group by issuing a $20,000,000 Subordinated Note and $22,750,000 in Class C common stock.

The acquisition was accounted for under the purchase method with the purchase price preliminarily allocated as follows (in thousands):

Accounts receivable.................................................   $ 12,310
Inventories.........................................................     18,736
Other current assets................................................        543
Property, plant and equipment.......................................        579
Intangibles.........................................................      4,750
Preliminary goodwill................................................     15,651
Liabilities assumed.................................................     (8,281)
                                                                       --------
     Purchase price.................................................   $ 44,288
                                                                       ========

The intangibles acquired comprise the intellectual property rights formerly owned by the Diamond Back Group including the Diamond Back and Avenir trademarks. In line with normal group policy intellectual property will be amortized over a period of 15 years.

The goodwill arising on the acquisition of $15,651,000 is being amortized over 40 years.

The results of the Diamond Back Group are included in the consolidated financial statements from February 4, 1999. An unaudited pro forma consolidated income statement incorporating the results of the Diamond Back Group on the basis that the group was acquired at the beginning of the respective years is as follows:

                          The Derby Cycle Corporation
          Unaudited Pro Forma Consolidated Statements of Operations
             (Dollars in thousands, except per unit and unit data)

                                                                                                  Year ended
                                                                                           ------------------------
                                                                                                  December 31
                                                                                           ------------------------
                                                                                               1998         1999
                                                                                           -----------   ----------
Net revenues ...........................................................................   $  528,237    $  544,688
Net loss applicable to common shareholders..............................................      (16,108)       (9,857)

Net loss applicable to common shareholders per share....................................   $  (274.46)   $  (141.12)
                                                                                           ==========    ==========
Weighted average number of shares of common stock outstanding...........................       58,690        69,847
                                                                                           ==========    ==========


14.  Pension Plans:

The Company operates defined benefit pension plans in its subsidiaries in Canada, Netherlands, Ireland and the United Kingdom, which are funded in accordance with local actuarial advice and cover all eligible current and retired employees. In the United States, the Company operates a 401(k) pension contribution plan for certain of its employees, for which the Company paid $127,000, $180,000 and $446,000 in the years ended December 31, 1997, 1998 and
1999 respectively. The plans are operated under trusts and their assets are invested independently of the Company. The largest plans are in the United Kingdom and Netherlands, where valuations are carried out by qualified actuaries every three years and every year respectively.

The Company adopted SFAS 87 "Employers' Accounting for Pensions and Other Postretirement Benefits" on January 1, 1993. The impact of adopting SFAS 87 was a transition asset of $37,795,000. The transition asset is being amortized into income over 15 years. A cumulative change in accounting principle was recorded as of January 1, 1993, which represented the amortization of the transition asset between January 1, 1989, the effective date of SFAS 87, and January 1, 1993, the Company's adoption of SFAS 87.

The Company's defined benefit plan assets of $220,787,000 (1998 $217,501,000) are approximately invested in U.K. quoted equities 40%, other equities 30%, treasury instruments 21% and 9% invested in cash and other.

The Company adopted SFAS 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits" during 1998 and the following disclosures are made in accordance with the new standard (in thousands):

Total Pension Schemes
                                                                                ----------    ----------    ----------
                                                                                      1997          1998          1999
                                                                                ----------    ----------    ----------
Change in Benefit Obligation
     Projected benefit obligation at January 1...............................   $  113,338    $  130,143    $  155,550
     Recognition of Irish pension scheme, not previously reported............            -             -         1,242
     Employer service cost...................................................        2,792         4,338         4,273
     Interest cost...........................................................        8,386         8,821         8,035
     Actual employee contributions...........................................        1,074         1,072           975
     Curtailment under SFAS 88...............................................            -             -           540
     Actuarial gain(loss)....................................................       16,783        13,886       (15,009)
     Actual distributions....................................................       (5,588)       (5,564)       (8,488)
     Exchange adjustment.....................................................       (6,642)        2,854        (8,177)
                                                                                ----------    ----------    ----------
          Projected benefit obligation at December 31........................   $  130,143    $  155,550    $  138,941
                                                                                ==========    ==========    ==========

Total Pension Schemes
                                                                                ----------    ----------    ----------
                                                                                      1997          1998          1999
                                                                                ----------    ----------    ----------
Change in Plan Assets
     Plan assets at January 1..............................................,    $  172,830    $  180,664    $  217,501
     Recognition of Irish pension scheme, not previously reported............            -             -         1,493
     Actual return on assets during..........................................       21,059        34,497        23,902
     Actual employer contributions...........................................        2,335         1,577           161
     Actual employee contributions...........................................        1,074         1,072           975
     Actual distributions....................................................       (5,588)       (5,564)       (9,070)
     Exchange adjustment.....................................................      (11,046)        5,255       (14,175)
                                                                                ----------    ----------    ----------
          Plan assets at December 31.........................................   $  180,664    $  217,501    $  220,787
                                                                                ==========    ==========    ==========

Net Amount Recognized
     Funded status...........................................................   $   49,834    $   61,951    $   81,846
     Unrecognized transition asset...........................................      (14,981)      (12,472)       (9,509)
     Unrecognized loss.......................................................        9,660         3,710       (18,456)
     Unrecognized prior service cost.........................................        3,264         2,883         3,464
                                                                                ----------    ----------    ----------
          Net amount recognized as prepaid expense...........................   $   47,777    $   56,072    $   57,345
                                                                                ==========    ==========    ==========

Weighted Average Assumptions as of December 31
     Discount rate...........................................................        6.90%         5.42%         6.27%
     Expected return on assets...............................................        9.35%         8.57%         8.34%
     Rate of compensation increase...........................................        5.68%         3.92%         3.80%

Components of Net Periodic Pension Cost for the years ended December 31
     Service cost............................................................   $    2,792    $    4,338    $    4,273
     Interest cost...........................................................        8,386         8,821         8,035
     Expected return on plan assets..........................................      (14,852)      (16,430)      (16,223)
     Amortization of transition asset........................................       (2,536)       (2,514)       (2,447)
     Amortization of prior service cost......................................          382           382           473
     Gain  ..................................................................            -             -           521
                                                                                ----------    ----------    ----------
          Net periodic pension income........................................   $   (5,828)   $   (5,403)   $   (5,368)
     Curtailment under SFAS 88...............................................            -             -           540
                                                                                ----------    ----------    ----------
          Total pension income...............................................   $   (5,828)   $  (5,403)    $   (4,828)
                                                                                ==========    ==========    ==========

15. Segmental Information:

Reportable business segments
The Company manages its business in seven reportable segments as shown in the following tables. Consolidation adjustments and certain small operating companies and non operating companies are included in "Other companies." The reportable segments are managed separately because each business has differing customer requirements, either as a result of the regional environment of the country or differences in products and services offered. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 2).

A summary of net revenues, operating income, depreciation, capital additions and identifiable assets categorized by business segment is as follows (in thousands):

                                                                                   For the years ended December 31,
                                                                                --------------------------------------
                                                                                      1997          1998          1999
                                                                                ----------    ----------    ----------
Net revenues:
     Raleigh U.K.............................................................   $  107,254    $   82,116    $   81,984
     Gazelle, The Netherlands................................................      107,793       111,512       124,488
     Derby Germany...........................................................      103,813       125,089       144,984
     Derby U.S.A.............................................................       57,917        69,083       117,396
     Raleigh Canada..........................................................       29,468        28,750        22,580
     Sturmey Archer, U.K. and The Netherlands................................       29,588        23,834        20,606
     Probike, South Africa...................................................       20,626        17,047        16,815
     Other companies.........................................................        9,228         7,874        11,574
                                                                                ----------    ----------    ----------
          Total net revenues.................................................   $  465,687    $  465,305    $  540,427
                                                                                ==========    ==========    ==========

Operating income:
     Raleigh U.K.............................................................   $   13,086    $    3,195    $   (1,942)
     Gazelle, The Netherlands................................................       13,367        14,776        16,708
     Derby Germany...........................................................       (2,202)         (517)        2,862
     Derby U.S.A.............................................................       (1,980)        2,686         1,676
     Raleigh Canada..........................................................        2,752         2,563         2,718
     Sturmey Archer, U.K. and The Netherlands................................        3,385           613          (253)
     Probike, South Africa...................................................        2,133         1,224         1,350
     Other companies.........................................................         (840)       (6,402)       (8,861)
                                                                                ----------    ----------    ----------
          Total operating income.............................................   $   29,701    $   18,138    $   14,258
                                                                                ==========    ==========    ==========

Depreciation:
     Raleigh U.K.............................................................   $    2,578    $    2,758    $    2,440
     Gazelle, The Netherlands................................................        1,681         1,677         1,554
     Derby Germany...........................................................        3,375         3,431         3,137
     Derby U.S.A.............................................................          612           476           785
     Raleigh Canada..........................................................          327           307           324
     Sturmey Archer, U.K. and The Netherlands................................          439           529           486
     Probike, South Africa...................................................          164           123            81
     Other companies.........................................................          186           106           149
                                                                                ----------    ----------    ----------
          Total depreciation.................................................   $    9,362    $    9,407    $    8,956
                                                                                ==========    ==========    ==========

Capital additions:
     Raleigh U.K.............................................................    $   1,434    $    2,296    $      563
     Gazelle, The Netherlands................................................        1,658         1,852         1,679
     Derby Germany...........................................................        2,430         2,003         2,468
     Derby U.S.A.............................................................          472         1,132         1,197
     Raleigh Canada..........................................................          153           526           353
     Sturmey Archer, U.K. and The Netherlands................................          991           332           364
     Probike, South Africa...................................................           38            85           129
     Other companies.........................................................          237            96           604
                                                                                ----------    ----------    ----------
          Total capital additions............................................   $    7,413    $    8,322    $    7,357
                                                                                ==========    ==========    ==========

                                                                                   For the years ended December 31,
                                                                                --------------------------------------
                                                                                      1997          1998          1999
                                                                                ----------    ----------    ----------
Identifiable assets:
     Raleigh U.K.............................................................   $   64,950    $   68,110    $   73,830
     Gazelle, The Netherlands................................................       44,448        56,369        49,193
     Derby Germany...........................................................       80,539        93,004        89,761
     Derby U.S.A.............................................................       36,402        36,768        73,323
     Raleigh Canada..........................................................       13,031        13,997        16,278
     Sturmey Archer, U.K. and The Netherlands................................       23,447        25,185        23,843
     Probike, South Africa...................................................       10,015        12,135         8,252
     Other companies.........................................................       18,940        22,757        55,104
                                                                                ----------    ----------    ----------
          Total identifiable assets..........................................   $  291,772    $  328,325    $  389,584
                                                                                ==========    ==========    ==========

Long lived assets by geographic region
The Company's long lived assets categorized by geographic location are as follows (in thousands):

                                                                                   For the years ended December 31,
                                                                                --------------------------------------
                                                                                      1997          1998          1999
                                                                                ----------    ----------    ----------
Long lived assets:
     United Kingdom..........................................................   $   14,897    $   14,303    $    9,039
     The Netherlands.........................................................        4,467         4,943         4,395
     Germany.................................................................       25,552        24,946        20,637
     United States...........................................................        1,675         2,249         3,346
     Canada..................................................................        2,372         2,428         2,606
     South Africa............................................................          420           267           286
     Rest of the World.......................................................          324           378           306
                                                                                ----------    ----------    ----------
          Total long lived assets............................................   $   49,707    $   49,514    $   40,615
                                                                                ==========    ==========    ==========

Net revenues by geographic region
The Company sells its products in several geographic regions. Net revenues relating to each region (categorized by the customer's geographic location) are as follows (in thousands):

                                                                                   For the years ended December 31,
                                                                                --------------------------------------
                                                                                      1997          1998          1999
                                                                                ----------    ----------    ----------
Net revenues:
     United Kingdom..........................................................   $  100,892    $   78,559    $   78,239
     The Netherlands.........................................................      101,216       104,772       117,939
     Germany.................................................................      117,990       130,747       145,009
     United States...........................................................       58,316        67,859       118,200
     Canada..................................................................       29,528        28,864        22,256
     South Africa............................................................       20,631        17,047        16,835
     Rest of the World.......................................................       37,114        37,457        41,949
                                                                                ----------    ----------    ----------
          Total net revenues.................................................   $  465,687    $  465,305    $  540,427
                                                                                ==========    ==========    ==========


16. Related Party Transactions:

The Company rents land and buildings under operating leases from personnel of the Company in Germany and South Africa. Rents charged under such leases were $495,000, $447,000 and $457,000 for the years ended December 31, 1997, 1998, and
1999 respectively. Management consider these rents to be at fair value.

17. Chief Executive Officer's stock options and service contract:

On October 20, 1998, the Company entered into an employment contract with Gary Matthews as Chief Executive Officer with effect from mid January 1999. The contract is for a four year term with a three year extension. The Company issued stock options to purchase 1,300 shares of the Company's Class A common stock and 325 shares of Class C common stock for $1,000 per share which vest over three years, and performance-based stock options to purchase 2,600 shares of Class A common stock and 650 shares of Class C common stock for $1,000 per share to Gary Matthews. Pursuant to a Management Stock Purchase Agreement dated October 20, 1998, Gary Matthews purchased 1,200 shares of the Company's Class A common stock and 300 shares of Class C common stock for $1,000 per share. Gary Matthews paid for such shares with a secured promissory note that is non-recourse except for 20% of the principal amount and all of the accrued interest. Upon the termination of Gary Matthews' employment with the Company, the Company has the right or is required to repurchase, depending on the reason for such termination, such Class A and Class C common stock, provided no event of default exists under material financing agreements, including the Senior Note Indentures.


18. Stock Option Plan

The Company has established a stock option plan called The Derby Cycle Corporation 1998 Stock Option Plan.

On October 21, 1998, the Board of Directors of the Company adopted The Derby Cycle Corporation 1998 Stock Option Plan (the "Stock Plan"), which authorizes grants of stock options (including options intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code). The Stock Plan authorizes the Company's Board of Directors to grant options at any time in such quantity, at such price, on such terms and subject to such conditions as established by the Board. At December 31, 1999, the Company had granted an aggregate of 11,425 stock options to its management, 75 of which have been forfeited and 1,241 of which have vested. All the options issued are split as to 80% over Class A common stock and 20% over Class C common stock. 6,675 vest over a period between three and four years. 4,750 are performance based. All options have a life of 10 years.

In October 1995, FASB Statement 123 "Accounting for Stock-Based Compensation" was issued. The Company has adopted the disclosure provisions of FASB Statement 123 in 1999, but opted to remain under the expense recognition provisions of Accounting Principles Board (APB) Opinion No 25, "Accounting for Stock Issued to Employees" in accounting for options granted under the Stock Option Plans. Had compensation expense for share options granted under these schemes been determined based on fair value at the grant dates in accordance with FASB Statement 123, the Company's compensation cost for share options for the financial years 1998 and 1999 would have been $12,825 and $215,922 respectively and the net income and earnings per share for the year ended December 31, 1999 and would have been reduced to the pro forma amounts shown below:

                                                                                                                Year
                                                                                                               ended
                                                                                                        ------------
                                                                                                             Dec 31,
                                                                                                                1999
                                                                                                        ------------
Net income (loss) ($ thousands)
    As reported.......................................................................................       (8,866)
    Pro forma.........................................................................................       (9,082)
Earnings per share  ( $ )
    As reported.......................................................................................      (131.03)
    Pro forma.........................................................................................      (134.22)


The movement in options outstanding during the years ended December 31, 1998 and December 31, 1999 is summarized in the following table:

                                                                                         Number of      Weighted
                                                                                            shares       average
                                                                                        subject to      exercise
                                                                                            option         price
                                                                                       -----------    ----------
Outstanding at January 1, 1998......................................................             -            -
Granted during 1998 ................................................................         4,875    $   1,000
Outstanding at December 31, 1998....................................................         4,875    $   1,000
Outstanding  options  which will only  become  exercisable  subject  to  performance
 conditions.........................................................................         3,250    $   1,000
Outstanding at January 1, 1999......................................................         4,875    $   1,000
Granted during 1999.................................................................         6,550    $   1,000
Forfeited during 1999...............................................................            75    $   1,000
Outstanding at December 31, 1999....................................................        11,350    $   1,000
Exercisable at December 31, 1999....................................................         1,241    $   1,000
Outstanding  options  which will only  become  exercisable  subject  to  performance
 conditions.........................................................................         4,750    $   1,000


The weighted average fair value of options granted in the year ended December 31, 1999 (December 31, 1998) was estimated at $159.73 ($118.39) as at the date of grant using the Black-Scholes stock option pricing model. The following weighted average assumptions were used: dividend yield of 0% per annum, annual standard deviation (volatility) of nil, risk free interest rate of 5.57% (4.20%), and expected term of 4.0 years (3.0 years).

All options granted had an exercise price of $1,000 which was equal to the value of the underlying stock as at the date of grant. The weighted average remaining contractual life of the options outstanding at December 31, 1999 is 9.1 years.


19. Recapitalization Agreement:

On May 14, 1998, DICSA and two investment groups, Thayer Equity Investors III, L.P. and Perseus Capital, L.L.C., completed the Recapitalization of the Company, pursuant to a Recapitalization Agreement signed on March 11, 1998. As part of the Recapitalization, DICSA transferred the shares of all of its bicycle and bicycle component manufacturing and sales subsidiaries, other than Raleigh Industries of Canada Limited ("RIC"), to a wholly-owned company incorporated in Luxembourg, Derby Finance S.a.r.l. (DFS). The Company issued new equity to the two investment groups, which diluted the interest of DFS and DICSA in the Company to approximately 33% of the voting rights. The Recapitalization Agreement also provided for the purchase by the Company of the minority interests in the South African subsidiaries of the Company.

As a result of the Recapitalization of the bicycle business, the Company and its subsidiaries paid $146.2 million to DICSA and DFS to redeem certain equity rights in the Company and its affiliates. In addition, existing long term debt of $62.4 million net of $3.0 million of cash received on related swaps was retired, for which the Company recorded an extraordinary charge of $0.4 million net of taxes upon this early extinguishment of debt. The Company financed this from the issue of new stock, as detailed below, and $163.9 million in Senior Notes (see Note 10). The existing $98.4 million ((pound)60 million) of revolving credit facilities, together with local banking facilities except for those in South Africa, were replaced with a seven year secured senior revolving credit facility of $127.9 million (DM214 million). In connection with the retirement of debt, the Company terminated certain interest rate swaps related to the debt and recorded a loss of $1.1 million in other income (expense) in the accompanying statements of income for the year ended December 31, 1998.

Following the Recapitalization, DFS retained voting Class A common stock in the Company with a value of $21.7 million. DFS's parent, DICSA, retained preferred shares in its former subsidiary, RIC, which are exchangeable for an additional $8.3 million of voting common stock and $15.0 million of non-voting Class B common stock in the Company. In addition, DFS purchased 3,000 shares of non-voting Series B preferred stock in the Company for $3.0 million. DC Cycle L.L.C. (a subsidiary of Thayer Equity Investors III L.P.) and Perseus Cycle L.L.C. (a subsidiary of Perseus Capital L.L.C.) purchased 22,500 shares of voting Class A common stock of the Company for $22.5 million. The Company also issued 25,000 shares of voting Series A preferred stock to DC Cycle L.L.C for $37.5 million.

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


20. Subsequent Events:

Since the year end the Company has issued 40 shares of Class A common stock and 10 shares of Class C common stock to Warren L. Batts, a director of the Company, for $1,000 per share and has issued 560 shares of Class A common stock and 140 shares of Class C common stock to executives of the Company for $1,000 per share under the management stock plan.

Since the year end the Company has received an interest free bridge loan of $7 million provided by Thayer and Perseus. The bridge loan is repayable in July 2000 subject to (1) the Company's reduction of the Revolving Credit Facility by $13.5 million, (2) the non-existence of a payment default under the Revolving Credit Facility and, (3) the Company having availability under the Revolving Credit Facility of at least $7 million prior to the repayment of the bridge loan. In the event of non-repayment by August 1, 2000, the bridge loan converts into warrants for the purchase of 7,000 shares of Class C common stock at an exercise price of $0.01 per share ("Class C Warrants"). The Company has issued 2,500 Class C Warrants in consideration for the use of the bridge loan.

Lyon Investments B.V. Summarized Financial Information:

Lyon Investments B.V. ("Lyon"), a Dutch Company, is a wholly owned subsidiary of the Company. Prior to the Recapitalization, Lyon was a dormant subsidiary. As a result of the Recapitalization, Lyon became a holding company and is a co-issuer of $20,250,000 of the $100,000,000 of 10.00% Senior Notes and all of the DM110,000,000 of 9.38% Senior Notes (collectively, the "Senior Notes"). As co-issuers, Lyon and the Company are joint and severally liable with respect to the Senior Notes. The following summarized financial information sets forth the combined financial position and results of operations of Lyon, together with its subsidiaries, Derby Nederland B.V. and Engelbert Wiener Bike Parts GmbH. Derby Nederland B.V. is a holding company owning 100% of Koninklijke Gazelle B.V., Sturmey Archer Europa B.V., and Raleigh B.V..

                             Lyon Investments B.V.
                    Summarized Consolidated Balance Sheets
                            (Dollars in thousands)

                              Assets

                                                                                                      December 31,
                                                                                            --------------------------
                                                                                                    1998          1999
                                                                                            ------------  ------------
Current Assets:
     Cash and cash equivalents............................................................  $      8,470   $     7,817
     Accounts receivable, net.............................................................        15,875        11,642
     Inventories..........................................................................        26,433        20,986
     Loans to internal group companies....................................................       137,768       103,906
     Other current assets.................................................................         3,002         6,799
                                                                                            ------------  ------------
          Total current assets............................................................       191,548       151,150
                                                                                            ------------  ------------
Property, plant and equipment, net........................................................        11,552         9,805
Intangibles, net..........................................................................         2,715         2,080
Prepaid pension asset.....................................................................        16,920        16,807
                                                                                            ------------  ------------
          Total assets....................................................................  $    222,735   $   179,842
                                                                                            ============  ============

                      Liabilities and Shareholders' Deficit

Current liabilities:
     Loans from internal group companies..................................................  $   105,273    $    78,189
     Short term borrowings................................................................       43,979         26,567
     Other current liabilities............................................................       24,015         22,876
                                                                                           ------------   ------------
         Total current liabilities........................................................      173,267        127,632
Other liabilities:
     10% $100,000,000 Senior Notes........................................................       20,250         20,250
     9 3/8% DM110,000,000 Senior Notes....................................................       65,870         56,410
     Other liabilities....................................................................        5,971          5,791
                                                                                           ------------   ------------
         Total liabilities................................................................      265,358        210,083
Shareholders' deficit.....................................................................      (42,623)       (30,241)
                                                                                           ------------   ------------
         Total liabilities and shareholders' deficit......................................  $   222,735    $   179,842
                                                                                           ============   ============

                              Lyon Investments B.V.
                     Reconciliation of Shareholders' Deficit

                                                                                                    December 31,
                                                                                           ---------------------------
                                                                                                    1998          1999
                                                                                           -------------  ------------
Shareholders' deficit, beginning balance..................................................  $   (25,593)  $   (42,623)
     Capital contributions................................................................        5,800             -
     Net income...........................................................................        4,843         6,453
     Translation adjustments..............................................................       (2,043)        5,929
     Distribution to shareholders in connection with the Recapitalization.................      (25,630)            -
                                                                                           -------------  ------------
Shareholders' deficit, ending balance.....................................................  $   (42,623)  $   (30,241)
                                                                                           =============  ============

                              Lyon Investments B.V.
                  Summarized Combined Statements of Operations

                                                                                               December 31,
                                                                                --------------------------------------
                                                                                      1997          1998          1999
                                                                                ----------   -----------   -----------
Net revenues.................................................................   $  137,025   $  138,297    $   154,835
Cost of goods sold...........................................................     (103,721)    (104,760)      (116,624)
                                                                                ----------   -----------   -----------
     Gross profit............................................................       33,304       33,537         38,211
Selling, general, and administrative expenses(1).............................      (25,481)     (18,579)       (21,845)
                                                                                ----------   -----------   -----------
     Operating income........................................................        7,823       14,958         16,366
Interest expense.............................................................       (4,395)      (9,812)       (14,587)
Interest income..............................................................          197        3,158          6,870
Other income expense net (2).................................................            -          900            570
                                                                                ----------   -----------   -----------
     Income before income taxes..............................................        3,625        9,204          9,219
Provision for income taxes...................................................       (3,027)      (4,361)        (2,766)
                                                                                ----------   -----------   -----------
     Net income..............................................................   $      598   $    4,843    $     6,453
                                                                                ==========   ==========    ===========

(1) Selling, general, and administrative expenses include a foreign exchange loss on a loan from the Company to Derby Nederland B.V. of $(5,697,000), in the year ended December 31, 1997. The impact of the foreign exchange loss on this loan eliminates in the consolidation of the Company's financial statements. In addition, there was also a foreign exchange gain on inter-company loans of $872,000 for the year ended December 31, 1998.
(2) Other income (expense), net comprised the gain on the sale of Curragh Finance Company to Derby Holding B.V. in the year ended December 31, 1998, and the gain in mark-to-market value on forward exchange contracts in the year ended December 31, 1999. The impact of the sale eliminates in the consolidation of the Company's financial statements.