Form 10-Q
period 2000-04-02
LYON INVESTMENTS B V
filed 2000-05-17
CIK 1071113

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 2, 2000
                                      OR
         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                            SECURITIES ACT OF 1934
             For Transition Period from  __________ to __________
                      Commission File Number  0001071113
                             LYON INVESTMENTS B.V.
            (Exact name of registrant as specified in its charter)

         The Netherlands
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                                Daniel S. Lynch
                             Lyon Investments B.V.
                                Wilhelminaweg 8
                        6951 BP Dieren, The Netherlands
         (Address of principal executive offices, including zip code)
                          Telephone: (31 313) 429 437
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes (X) No.

                          THE DERBY CYCLE CORPORATION

                   APRIL 2, 2000 FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

                                                                                    PAGE
                                               PART I
                                               ------

ITEM 1.  FINANCIAL STATEMENTS..................................................      1
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...................................     14

                                               PART II
                                               -------

ITEM 1.  LEGAL PROCEEDINGS.....................................................     24
ITEM 2.  CHANGES IN SECURITIES.................................................     25
ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K......................................     26

                                    PART I
                                    ------


ITEM 1. FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Consolidated Balance Sheets as of December 31, 1999 and April 2, 2000
(unaudited).................................................................  2

Unaudited Consolidated Statements of Operations for the quarters ended
March 28, 1999 and April 2, 2000............................................  3

Unaudited Consolidated Statement of Shareholders' Deficit for the quarter ended April 2, 2000.........................................................  4

Unaudited Consolidated Statements of Cash Flows for the quarters ended
March 28, 1999 and April 2, 2000............................................  5

Notes to Consolidated Financial Statements..................................  7

                          The Derby Cycle Corporation
                          Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                                        Dec 31, 1999      Apr 2, 2000
                                  Assets                                                                    unaudited
                                                                                        -------------     -----------
Current assets:
  Cash and cash equivalents...........................................................    $   28,938       $   12,233
  Accounts receivable, net............................................................        93,167          131,360
  Inventories.........................................................................       121,499          140,126
  Other current assets................................................................         9,926           11,528
                                                                                          ----------       ----------
     Total current assets.............................................................       253,530          295,247
                                                                                          ----------       ----------
Property, plant and equipment, net....................................................        40,615           39,269
Intangibles, net......................................................................        38,044           37,214
Other assets..........................................................................            50               50
Prepaid pension assets................................................................        57,345           57,885
                                                                                          ----------       ----------
     Total assets.....................................................................    $  389,584       $  429,665
                                                                                          ==========       ==========

                     Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts payable....................................................................    $   60,985       $   70,588
  Accrued liabilities.................................................................        23,776           27,294
  Income taxes payable................................................................         3,344            4,612
  Short-term borrowings...............................................................        69,207           97,405
  Other current liabilities...........................................................         5,721           10,931
                                                                                          ----------       ----------
     Total current liabilities........................................................       163,033          210,830
                                                                                          ----------       ----------
Other liabilities:
  Long-term debt......................................................................       176,410          175,277
  Excess of assets acquired over cost of acquisitions.................................        10,404           10,184
  Deferred income taxes...............................................................        18,878           19,114
  Other liabilities...................................................................        10,853           10,348
                                                                                          ----------       ----------
     Total liabilities................................................................       379,578          425,753
                                                                                          ----------       ----------
Minority interest.....................................................................            32               32
Commitments and contingencies
Preferred stock with redemption rights, $0.01 par value, 25,000 shares authorized, issued, & outstanding of Series A and 3,000 shares authorized, issued, & outstanding
 of Series B & 100 shares authorized of Series C......................................        49,141           50,490
Stock rights..........................................................................        23,300           23,300
Shareholders' equity (deficit):
  Class A common stock, $0.01 par value, 200,000 shares authorized, 47,160 & 47,760
   shares issued & outstanding as of December 31, 1999 & April 2, 2000................             1                1
  Class B common stock, $0.01 par value, 15,000 shares authorized, nil shares issued
   & outstanding as of December 31, 1999 & April 2, 2000..............................             -                -
  Class C common stock, $0.01 par value, 30,000 shares authorized, 23,490 & 23,640
   issued & outstanding as of December 31, 1999 & April 2, 2000.......................             -                -
  Additional paid-in capital..........................................................        48,949           49,699
  Class C common stock warrants.......................................................             -            2,900
  Receivable from shareholders........................................................        (3,113)          (3,788)
  Accumulated deficit.................................................................      (100,460)        (110,119)
  Accumulated other comprehensive income (loss).......................................        (7,844)          (8,603)
                                                                                          ----------       ----------
     Total shareholders' deficit......................................................       (62,467)         (69,910)
                                                                                          ----------       ----------
     Total liabilities and shareholders' deficit......................................    $  389,584       $  429,665
                                                                                          ==========       ==========

                          The Derby Cycle Corporation
                Unaudited Consolidated Statements of Operations
            (Dollars in thousands, except share and per share data)

                                                                                                   Quarter ended
                                                                                             -------------------------
                                                                                               Mar 28,          Apr 2,
                                                                                                  1999            2000
                                                                                             ---------       ---------
Net revenues...........................................................................      $ 138,387       $ 148,164
Cost of goods sold.....................................................................       (105,420)       (112,902)
                                                                                             ---------       ---------
     Gross profit......................................................................         32,967          35,262
Selling, general, and administrative expenses..........................................        (26,323)        (29,805)
Restructuring charge...................................................................           (724)              -
Non-recurring items....................................................................           (269)              -
                                                                                             ---------       ---------
     Operating income..................................................................          5,651           5,457
Other income (expense):
  Interest expense.....................................................................         (6,517)        (10,335)
  Interest income......................................................................             88             237
  Other income (expense), net..........................................................              -             (23)
  Loss on dispositions of property, plant and equipment................................              -            (558)
                                                                                             ---------       ---------
     Loss before income taxes and minority interest....................................           (778)         (5,222)
Provision for income taxes.............................................................           (434)         (1,857)
Minority interest......................................................................             (9)              -
                                                                                             ---------       ---------
     Net loss..........................................................................         (1,221)         (7,079)
Dividends accrued on preferred stock...................................................              -          (1,349)
                                                                                             ---------       ---------
     Net loss applicable to common stockholders........................................      $  (1,221)      $  (8,428)
                                                                                             =========       =========
Basic and diluted net income (loss) applicable to common stockholders per share........      $  (20.66)      $ (116.99)
                                                                                             =========       =========
Weighted average number of shares of common stock outstanding..........................         59,108          72,038
                                                                                             =========       =========

                          The Derby Cycle Corporation
           Unaudited Consolidated Statement of Shareholders' Deficit
                            (Dollars in thousands)

                                                                                                            Accumulated
                                                    Additional                 Receivable                         Other
                                           Common      Paid-In       Stock           From   Accumulated   Comprehensive
                                            Stock      Capital    Warrants   Shareholders       Deficit          Income      Total
                                           ------   ----------    --------   ------------   -----------   -------------   --------
January 1, 2000..........................  $    1   $   48,949    $      -   $     (3,113)  $  (100,460)  $      (7,844)  $(62,467)
Comprehensive loss-
  Net loss...............................       -            -           -              -        (7,079)              -     (7,079)
  Translation adjustments................       -            -           -              -             -            (759)      (759)
                                           ------   ----------    --------   ------------   -----------   -------------   --------
Total comprehensive income...............       -            -           -              -        (7,079)           (759)    (7,838)
                                           ------   ----------    --------   ------------   -----------   -------------   --------
  Issuance of common stock...............       -          750           -              -             -               -        750
  Issuance of common stock warrants......       -            -       2,900              -             -               -      2,900
  Receivable from shareholders...........       -            -           -           (675)            -               -       (675)
  Accrued dividend on preferred stock....       -            -           -              -        (1,349)              -     (1,349)
  Accrued dividend on common stock.......       -            -           -              -        (1,231)              -     (1,231)
                                           ------   ----------    --------   ------------   -----------   -------------   --------
April 2, 2000............................  $    1   $   49,699    $  2,900   $     (3,788)  $  (110,119)  $      (8,603)  $(69,910)
                                           ======   ==========    ========   ============   ===========   =============   ========

                          The Derby Cycle Corporation
                Unaudited Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                                                                  Quarter ended
                                                                                             ------------------------
                                                                                              Mar 28,          Apr 2,
                                                                                                 1999            2000
                                                                                             --------        --------
Cash flows from operating activities:
  Net loss............................................................................       $ (1,221)       $ (7,079)
  Adjustments to reconcile net income (loss) to net cash provided by (used by)
     operating activities-
     Depreciation.....................................................................          2,525           2,124
     Amortization of intangibles, goodwill and investment grants......................            (68)             60
     Amortization of deferred financing costs.........................................            480             477
     Minority interest................................................................              9               -
     Change in fair value of currency options and interest rate cap...................              -             (76)
     Net periodic pension income......................................................         (1,332)         (1,360)
     Loss on dispositions of property, plant and equipment............................              -             558
  Net changes in operating assets and liabilities, net of acquisitions-
     (Increase) decrease in receivables...............................................        (57,383)        (40,063)
     (Increase) decrease in inventories...............................................         (5,034)        (20,144)
     (Increase) decrease in other current assets......................................          1,239          (1,616)
     Increase (decrease) in accounts payable..........................................          8,896           9,819
     Increase (decrease) in accrued liabilities.......................................          8,257           5,291
     Increase (decrease) in income taxes payable......................................         (3,719)          1,308
     Increase (decrease) in other current liabilities.................................          4,561           5,193
     Increase (decrease) in deferred income taxes.....................................           (852)            509
     Increase (decrease) in other liabilities.........................................           (171)         (1,550)
                                                                                             --------        --------
        Net cash used by operating activities.........................................       $(43,813)        (46,549)
                                                                                             --------        --------

Cash flows from investing activities:
  Purchases of property, plant and equipment..........................................         (1,077)         (1,962)
  Proceeds of property, plant & equipment dispositions................................             30               2
  Cash paid for acquisitions, net of cash acquired....................................        (42,774)              -
                                                                                             --------        --------
        Net cash used in investing activities.........................................       $(43,821)       $ (1,960)
                                                                                             --------        --------

                          The Derby Cycle Corporation
                Unaudited Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                                               Quarter ended
                                                                          ------------------------
                                                                           Mar 28,          Apr 2,
                                                                              1999            2000
                                                                          --------        --------
Cash flows from financing activities:
  Proceeds from stock issue........................................       $ 24,250        $    750
  Proceeds from Class C stock warrants issue.......................              -           2,900
  Secured promissory notes receivable from shareholders............         (1,500)           (675)
  Proceeds from Subordinated Note issue............................         20,000               -
  Short term borrowings, net.......................................         31,071          28,192
  Deferred financing costs.........................................           (345)              -
  Contributions made to pension plans..............................            (20)            (22)
                                                                          --------        --------
         Net cash provided by financing activities.................         73,456          31,145
                                                                          --------        --------
Effect of exchange rate changes....................................          3,598             659
                                                                          --------        --------
Net decrease in cash and cash equivalents..........................        (10,580)        (16,705)
Cash and cash equivalents, beginning of period.....................         17,453          28,938
                                                                          --------        --------
Cash and cash equivalents, end of period...........................       $  6,873        $ 12,233
                                                                          ========        ========

Supplemental cash flow information:
  Interest paid....................................................       $  1,286        $  1,528
  Income taxes paid................................................          5,005           1,780
  Income taxes refunded............................................              -           1,740
                                                                          ========        ========

                          The Derby Cycle Corporation

                  Notes to Consolidated Financial Statements

1.   Nature of the Business and Basis of Presentations

The consolidated financial statements for the quarter ended March 28, 1999 and April 2, 2000 together with the balance sheet as of April 2, 2000 included herein have not been audited by independent public accountants, but in the opinion of The Derby Cycle Corporation (the "Company"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at April 2, 2000 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the quarter ended April 2, 2000 are not indicative of the operating results for the full fiscal year due to the seasonal nature of the business.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures made are adequate to make the information not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

The Company operates via a number of bicycle and bicycle component companies worldwide that predominantly operate as stand-alone entities. Each of the companies manufactures, assembles and/or distributes bicycles and bicycle components. These bicycle and bicycle component companies, have significant operations in The Netherlands ("Gazelle"), the United Kingdom ("Raleigh UK" and "Sturmey Archer"), Canada ("Raleigh Canada"), Germany ("Derby Germany"), South Africa ("Probike") and the United States (the "Derby USA" division of the Company). The Company owns or licenses many of the most recognized brands in the bicycle industry, including leading global brands such as Raleigh, Diamond Back, Nishiki (for USA only) and Univega, and leading national brands such as Gazelle in The Netherlands and Kalkhoff, Musing, Winora and Staiger in Germany.

The Company expects that the existing revolving credit facility will not be sufficient to cover its liquidity requirements after January 2001. Based on the Company's business plan, the Company estimates that approximately an additional $30 million will be required to fund the Company's operations through 2001. The revolving credit facility continues to be available subject to compliance with its terms and conditions and the Company will be seeking to review this in September 2000. In addition the directors have obtained a commitment from Thayer Equity Investors III L.P. ("Thayer") and Perseus Capital L.L.C. ("Perseus") to provide a bridge loan of up to $7 million in 2001 should it be required.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

During 1999, the terms of the Revolving Credit Agreement were amended to avoid breaching certain of the covenants and to safeguard compliance with the covenants in 2000.

2.   Restructuring Charge

In 1999 the Company completed the plans to restructure its businesses in the U.K. and the Raleigh distribution operations in Germany, The Netherlands, Belgium and Ireland. Raleigh U.K. ceased manufacturing steel bicycle frames at the end of 1999 due to increased consumer demand for aluminum frames. Steel frames manufactured by the company accounted for approximately 50% of all frames sold by the company in 1999, with the balance being fabricated mostly from aluminum and imported from Asia. Other components of the restructuring at Raleigh U.K. included streamlining the company's product development and marketing functions. The company has granted an option to a property developer for the sale of the site used for employee car parking, storage and the parts and accessories business that will be released. Management of the Raleigh distribution operations in Germany, The Netherlands and Belgium, previously run on a stand-alone basis, has been combined with the Gazelle and Derby Germany operations. The Raleigh Ireland warehouse has been closed and distribution outsourced, leaving only a sales and marketing organization in Ireland. These restructuring steps are projected to reduce on-going product costs and selling expenses by approximately $3 million in 2000. In aggregate, 182 employees were engaged in these activities which have ceased and their employment has been terminated. Of the total restructuring charge of $5,093,000 in 1999. $724,000 was incurred in respect of involuntary termination benefits and closure expenses in the quarter ended March 28, 1999.

20 employees volunteered to leave, all of whom left and were paid their termination benefits in 1999. 162 employees were terminated involuntarily of whom 153 left during 1999 and were paid $3,123,000 in termination benefits. 9 compulsorily terminated employees remained on the payroll as at April 2, 2000 and $141,000 of accrued termination benefits in respect of these employees is included in other liabilities. The closure expenses were mainly in respect of inventory written-off on the closure of operations and costs incurred on the re-configuration of assembly tracks, all of which were written-off or paid during 1999.

3.   Non-Recurring Items

In 1999 the Company restructured its corporate management and established its headquarters in Stamford, CT to organize the finance, marketing and purchasing functions on a global basis. The Company also reviewed the logistics of Raleigh and Diamond Back distribution in the U.S.A. and undertook strategic reviews to leverage global scale and strengthen the brands. Of the total non-recurring items of $4,495,000 in 1999, $269,000 was incurred on the recruitment of headquarters staff during the first quarter.

4.   Derivative Financial Instruments

Adoption of SFAS 133

For the quarter ended March 28, 1999, changes in the fair value of derivative instruments designated as hedges subsequent to the adoption of SFAS 133 are included in accumulated other comprehensive income (loss). During this period the Company recorded in accumulated other comprehensive income (loss) (i) an unrealized gain of $596,000 on the fair value accounting of the forward foreign currency exchange contracts and, (ii) an unrealized gain of $102,000 on the fair value accounting of the currency option and interest rate cap. The unrealized amounts held in other comprehensive income (loss) as at March 28, 1999 have been subsequently realized and therefore recognized in the 1999 consolidated statement of operations with the related hedged transactions.

For the quarter ended April 2, 2000 the Company had no derivatives designated as hedges. Income and expense related to the fair value accounting of the Company's derivative instruments are included in the statement of operations. During this period the Company recorded in other income (expense) (i) a $99,000 decrease in the fair value of the unexpired forward foreign exchange contracts and, (ii) a $76,000 increase in the fair value of the unexpired currency option and unexpired interest rate cap.

5.   Short-term Borrowings

On February 15, 2000 the Company received a bridge loan of $7 million provided by Thayer and Perseus. The bridge loan is repayable in July 2000 subject to (1) the Company's reduction of the revolving credit facility by $13.5 million, (2) the non-existence of a payment default under the revolving credit facility and,
(3) the Company having availability under the revolving credit facility of at least $7 million prior to the repayment of the bridge loan. In the event of non-repayment by August 1, 2000, the bridge loan converts into warrants for the purchase of 7,000 shares of Class C common stock at an exercise price of $0.01 per share ("Class C Warrants"). The Company has issued 2,500 Class C Warrants in consideration for the use of the bridge loan, with an estimated fair value of $2.9 million, which has been included in interest expense.

                                                     Dec 31,         Apr 2,
                                                        1999           2000
                                                                  unaudited
                                                    --------      ---------
Short-term bank borrowings......................    $ 67,602        $88,572
Bank overdraft..................................       1,605          1,833
Shareholder bridge loan.........................           -          7,000
                                                    --------        -------
  Total short-term borrowings...................    $ 69,207        $97,405
                                                    ========        =======

6.   Long-term Debt

On February 4, 1999 the Company issued $20 million principal amount in a subordinated note (the "Subordinated Note") to Vencap Holding (1992) PTE Ltd. which matures in 2010 and bears interest at 19% compounded daily. As of December 31, 1999, and April 2, 2000, long-term debt consists of the following (in thousands):

                                                     Dec 31,         Apr 2,
                                                        1999           2000
                                                                  unaudited
                                                    --------      ---------

10% $100,000,000 Senior Notes...................    $100,000       $100,000
9 3/8% DM110,000,000 Senior Notes...............      56,410         55,277
19% $20,000,000 Subordinated Note...............      20,000         20,000
                                                    --------       --------
  Total long-term debt..........................    $176,410       $175,277
                                                    ========       ========

7.   Contingencies

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

Common stock and preferred stock

During the quarter ended April 2, 2000 the Company issued 600 Class A and 150 Class C common shares to executives of the Company for $1,000 per share under the management stock plan.

In addition the Company issued 1,250 Class C Warrants to Thayer and 1,250 Class C Warrants to Perseus, in consideration for the use of the bridge loan, for a fair value of $2.9 million.

The issue of shares to executives of the Company was partly financed by the issue of secured promissory notes, shown within shareholders' deficit in the balance sheet. Following the issue of stock as listed above, the stock in the Company (at issue price plus accrued preference dividends) is held by the following shareholders and their affiliates (in thousands) :

                                                             Thayer                      Derby
                                                            Capital       Perseus    International
                                               Number       Partners      Capital     Corporation
                                             of Shares       L.L.C.        L.L.C.         S.A.       Management       Total
                                             ---------      --------      -------    -------------   ----------    -----------
Preferred stock
 Series A..................................     25,000      $ 37,500      $     -    $           -   $        -    $    37,500
 Accrued dividend $200 per share pa........                    9,438            -                -            -          9,438
 Series B..................................      3,000             -            -            3,000            -          3,000
 Accrued dividend 9.75% pa.................                        -            -              552            -            552
                                                            --------      -------    -------------   ----------    -----------
                                                            $ 46,938      $     -    $       3,552   $        -    $    50,490
                                                            ========      =======    =============   ==========    ===========
Stock rights
 Class A common............................      8,300             -            -            8,300            -          8,300
 Class B common............................     15,000             -            -           15,000            -         15,000
                                                            --------      -------    -------------   ----------    -----------
                                                            $      -      $     -    $      23,300   $        -    $    23,300
                                                            ========      =======    =============   ==========    ===========
Paid in capital
 Class A common............................     26,060        12,500       10,000                -        3,560         26,060
 Class C common............................     23,640        18,950        3,800                -          890         23,640
                                                            --------      -------    -------------   ----------    -----------
                                                            $ 31,450      $13,800    $           -   $    4,450    $    49,700
                                                            ========      =======    =============   ==========    ===========
Stock warrants
 Class C common............................      2,500      $  1,450      $ 1,450    $           -   $        -    $     2,900
                                                            ========      =======    =============   ==========    ===========
Retained equity
 Class A common............................     21,700      $      -      $     -    $      21,700   $        -    $    21,700
                                                            ========      =======    =============   ==========    ===========

8.   Acquisitions

On February 4, 1999, the Company acquired the assets (and assumed certain liabilities) of the Diamond Back Group which consisted of Diamond Back International Company Limited, a private British Virgin Islands company ("Diamond Back"), Western States Import Company Inc., a Delaware corporation ("Western States") and Bejka Trading A.B., a private Swedish company ("Bejka"), each of which was engaged in the bicycle, bicycle parts and accessories and fitness equipment distribution business.

The results of the Diamond Back Group are included in the consolidated financial statements from February 4, 1999. A pro forma consolidated income statement incorporating the results of the Diamond Back Group on the basis that the group was acquired on January 1, 1999 is as follows.

                          The Derby Cycle Corporation
             Unaudited Pro Forma Consolidated Statements of Income
            (Dollars in thousands, except share and per share data)

                                                                                  Quarter ended
                                                                            ------------------------
                                                                             Mar 28,          Apr 2,
                                                                                1999            2000
                                                                            --------        --------
Net revenues.............................................................   $142,648        $148,164
Net loss applicable to common shareholders...............................     (2,212)         (8,428)

Net loss applicable to common shareholders per share.....................   $ (32.41)       $(116.99)
                                                                            --------        --------
Weighted average number of shares of common stock outstanding............     68,260          72,038
                                                                            ========        ========

9.  Segmental Information: Reportable Business Segments

The Company manages its business in seven reportable segments as shown in the following tables. Consolidation adjustments, certain small operating companies, non-operating companies and the headquarters are included in "Other companies". The reportable segments are managed separately because each business has differing customer requirements, either as a result of the regional environment of the country or differences in products and services offered. A summary of net revenues and operating income categorized by business segment is as follows (in thousands):

                                                                                  Quarter ended
                                                                            ------------------------
                                                                             Mar 28,          Apr 2,
                                                                                1999            2000
                                                                                 un-             un-
                                                                             audited         audited
                                                                            --------        --------
Net revenues:
    Raleigh UK...........................................................   $ 13,308        $ 12,253
    Gazelle, The Netherlands.............................................     34,738          38,131
    Derby Germany........................................................     45,246          48,361
    Derby USA............................................................     21,302          24,915
    Raleigh Canada.......................................................     11,550          12,540
    Sturmey Archer, UK and The Netherlands...............................      6,215           6,104
    Probike, South Africa................................................      3,801           3,916
    Other companies......................................................      2,227           1,944
                                                                            --------        --------
       Total net revenues................................................   $138,387        $148,164
                                                                            ========        ========

Operating income:
    Raleigh UK...........................................................   $ (2,304)       $   (820)
    Gazelle, The Netherlands.............................................      5,202           5,425
    Derby Germany........................................................      2,978           3,357
    Derby USA............................................................       (718)         (1,706)
    Raleigh Canada.......................................................      1,035           1,281
    Sturmey Archer, UK and The Netherlands...............................         23             259
    Probike, South Africa................................................        228             336
    Other companies......................................................       (793)         (2,675)
                                                                            --------        --------
       Total operating income (loss).....................................   $  5,651        $  5,457
                                                                            ========        ========

10.  Lyon Investments B.V. Summarized Financial Information

Lyon Investments B.V. ("Lyon"), a Dutch company, is a wholly owned subsidiary of the Company which is a co-issuer of $20,250,000 of the $100,000,000 of 10 percent Senior Notes and all of the DM110,000,000 of 9 3/8 percent Senior Notes (collectively, the "Senior Notes"). As co-issuers, Lyon and the Company are joint and severally liable with respect to the Senior Notes. The following summarized financial information sets forth the combined financial position and results of operations of Lyon, together with its subsidiaries, Derby Nederland B.V. and Engelbert Wiener Bike Parts GmbH. Derby Nederland B.V. is a holding company owning 100 percent of Koninklijke Gazelle B.V., Sturmey Archer Europa B.V. and Raleigh B.V.

                             Lyon Investments B.V.
                    Summarized Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                             Dec 31,         Apr 2,
                                                                                1999           2000
                                                                                                un-
                                      Assets                                                audited
                                                                            --------       --------
Current assets :
   Cash and cash equivalents.............................................   $  7,817       $  6,582
   Accounts receivable, net..............................................     11,642         24,944
   Inventories...........................................................     20,986         22,718
   Loans to internal group companies.....................................    103,906        119,828
   Other current assets..................................................      6,799          7,187
                                                                            --------       --------
      Total current assets...............................................    151,150        181,259
                                                                            --------       --------
Property, plant and equipment, net.......................................      9,805          9,287
Intangibles, net.........................................................      2,080          1,978
Prepaid pension asset....................................................     16,807         16,937
                                                                            --------       --------
      Total assets.......................................................   $179,842       $209,461
                                                                            ========       ========

                     Liabilities and Shareholders' Deficit

Current liabilities :
   Loans from internal group companies...................................   $ 78,189       $ 94,119
   Short-term borrowings.................................................     26,567         30,982
   Other current liabilities.............................................     22,876         30,917
                                                                            --------       --------
      Total current liabilities..........................................    127,632        156,018

Other liabilities :
   10% $100,000,000 Senior Notes.........................................     20,250         20,250
   9 3/8% DM110,000,000 Senior Notes.....................................     56,410         55,277
   Other liabilities.....................................................      5,791          5,834
                                                                            --------       --------
      Total liabilities..................................................    210,083        237,379
Shareholders' deficit....................................................    (30,241)       (27,918)
                                                                            --------       --------
      Total liabilities and shareholders' deficit........................   $179,842       $209,461
                                                                            ========       ========

                             Lyon Investments B.V.
          Unaudited Summarized Consolidated Statements of Operations
                            (Dollars in thousands)

                                                                              Quarter ended
                                                                         ------------------------
                                                                          Mar 28,         Apr 2,
                                                                             1999           2000
                                                                         --------       --------
Net revenues..........................................................   $ 42,823       $ 46,369
Cost of goods sold....................................................    (32,020)       (35,269)
                                                                         --------       --------
     Gross profit.....................................................     10,803         11,100
Selling, general, and administrative expenses.........................     (5,562)        (6,437)
                                                                         --------       --------
     Operating income.................................................      5,241          4,663
Other income (expense):
  Interest expense....................................................     (4,089)        (3,876)
  Interest income.....................................................      2,046          2,164
  Other income net....................................................         (8)           305
                                                                         --------       --------
     Income before income taxes.......................................      3,190          3,256
Provision for income taxes............................................     (1,114)        (1,015)
                                                                         --------       --------
     Net income.......................................................   $  2,076       $  2,241
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

Through a series of acquisitions and plant expansions, the Group has created a global bicycle business distinguished by its leading market positions, low cost production, extensive distribution network and reputation for high quality. Organized in 1986 for the purpose of acquiring the Raleigh, Gazelle and Sturmey Archer bicycle and bicycle component businesses from TI Group plc, the Group expanded into the United States and Germany in 1988. From 1992 to 1993, taking advantage of substantial incentives from the German government the Group built a factory in Rostock, in the former German Democratic Republic. Since then, the Group has acquired additional well-known brands and leveraged its existing manufacturing plants and component sourcing operations to lower unit costs for its acquired businesses.

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

The Company maintains marketing or purchasing operations in six additional countries. Each local operation manages national distribution channels, dealer service and working capital and benefits from shared product design and manufacturing technologies as well as from economies of scale generated by the Company's aggregate purchasing power. Consequently, each local operation has the flexibility to respond to shifts in local market demand and product preference.

In 1999, 54% of the Company's net revenues were denominated in currencies linked to the Euro, 22% were denominated in U.S. dollars, 15% were denominated in pounds sterling and 9% were denominated in other currencies. The Company reduces its currency exposure by maintaining operations in the major markets in which it sells its products.

Results of Operations

All comparisons in the following discussion and analysis are against the corresponding quarter ended March 28, 1999, unless otherwise stated.

Units sold:                                                         Quarter ended
                                                               -----------------------
Thousands of bicycles                                            Mar 28,        Apr 2,
                                                                    1999          2000
                                                               ---------      --------
Raleigh UK..................................................          71            64
Gazelle.....................................................          92           111
Derby Germany...............................................         177           205
Derby USA...................................................          85            97
Raleigh Canada..............................................         131           144
Probike.....................................................          32            44
Other companies and group transactions......................           2             1
                                                               ---------      --------
  Total units sold..........................................         590           666
                                                               =========      ========

Units sold. Units sold increased by 76 thousand units for the quarter, of which 29 thousand units was achieved through organic growth, 16 thousand units represented Diamond Back sales in January 1999 not included in the 1999 results as that business was acquired on February 4, 1999 and 31 thousand units related to the 5 days through April 2, 1999 included in the second quarter's results in 1999. Particularly strong growth was seen at Gazelle and Derby Germany following successful product range launches, advertising and lower retail inventories. The change in sales volume at Raleigh UK arose because a major customer ended 1999 with excess inventory and cut back its purchase from 12 thousand units in the first quarter of 1999 to less than 1 thousand units this quarter.

Net revenues:                                                       Quarter ended
                                                               -----------------------
$ millions                                                      Mar 28,         Apr 2,
                                                                   1999           2000
                                                               --------        -------
Raleigh UK..................................................     $ 13.3         $ 12.3
Gazelle.....................................................       34.7           38.1
Derby Germany...............................................       45.2           48.4
Derby USA...................................................       21.3           24.9
Raleigh Canada..............................................       11.6           12.6
Sturmey Archer..............................................        6.2            6.1
Probike.....................................................        3.8            3.9
Other companies and group transactions......................        2.3            1.9
                                                               --------        -------
Total net revenues..........................................     $138.4         $148.2
                                                               ========        =======

Net revenues. Net revenues increased by $9.8 million to $148.2 million for the quarter. This was driven by the 12.9% increase in units sold and a 2.2% increase in average unit selling price, tempered by the weakness of the Euro which reduced revenues by 7.4% upon translation into U.S. Dollars. Sales of parts and accessories saw double digit percentage growth in all markets apart from U.S.A., where revenues were flat. The recovery seen in the Diamond Back fitness business in the last quarter of 1999 with the launch of the new range of products continued, with revenues of $2.0 million in the quarter, more than double that of a year ago.

Gross profit. Gross profit for the quarter increased by $2.3 million in-line with the growth in revenues. Gross margin was at the same level as year ago.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.5 million to $29.8 million for the quarter. This included $1.6 million of expenses at Diamond Back in January 1999 not included in the 1999 results as that business was acquired on February 4, 1999 and $1.8 million costs of the corporate headquarters and Bikeshop.com, neither of which had been established in the first quarter of 1999.

Operating income:                                                  Quarter ended
                                                              -----------------------
$ millions                                                     Mar 28,         Apr 2,
                                                                  1999           2000
                                                              --------       --------
Raleigh UK..................................................   $  (2.3)       $  (0.9)
Gazelle.....................................................       5.2            5.4
Derby Germany...............................................       3.0            3.4
Derby USA...................................................      (0.7)          (1.7)
Raleigh Canada..............................................       1.0            1.3
Sturmey Archer..............................................       0.2            0.3
Probike.....................................................       0.2            0.3
Other companies and group transactions......................         -           (2.6)
                                                              --------       --------
  Underlying operating income...............................       6.6            5.5
     Restructuring charge...................................      (0.7)             -
     Non-recurring items....................................      (0.3)             -
                                                              --------       --------
  Total operating income....................................   $   5.6        $   5.5
                                                              ========       ========

Operating income. Underlying operating income, of $5.5 million for the quarter, decreased by $1.1 million due to selling, general and administrative expenses increasing more than gross profit.

Restructuring charge and non-recurring items. The Company reorganized parts of its business in 1999, as described in Notes 2 and 3 of the attached financial statements, at a total cost of $9.6 million, of which $1.0 million arose in the quarter ended March 28, 1999.

Interest expense:                                                  Quarter ended
                                                              -----------------------
$ millions                                                     Mar 28,         Apr 2,
                                                                  1999           2000
                                                              --------       --------
Senior Notes................................................   $   3.9        $   4.1
Subordinated Note...........................................       0.6            1.0
Revolving credit facility...................................       1.2            1.5
Bridge loan.................................................         -            2.9
Other interest..............................................       0.3            0.3
Amortization of deferred financing costs....................       0.5            0.5
                                                              --------       --------
  Total interest expense....................................   $   6.5        $  10.3
                                                              ========       ========

Interest expense. Interest expense increased by $3.8 million to $10.3 million for the quarter, of which $2.9 million represents the fair value of Class C common stock warrants issued in consideration for the use of the bridge loan. The remaining increase was caused almost equally by three factors: a longer accounting period, higher revolver borrowings and interest on the Subordinated Note for January, which was before the issue of the note in 1999. Interest on the Subordinated Note is paid-in-kind by way of the issue of further subordinated notes.

Interest income. Interest income was earned in the first quarter of 2000 on the cash proceeds of a property disposition in December 1999, which were placed on deposit. The deposit has since been released.

Loss on dispositions of property, plant and equipment. Additional costs associated with the property disposition in December 1999 were identified in the current period and therefore expensed.

Provision for income taxes:                                        Quarter ended
                                                              -----------------------
$ millions                                                     Mar 28,         Apr 2,
                                                                  1999           2000
                                                              --------       --------
Current taxes...............................................   $   1.3        $   1.4
Deferred taxes..............................................      (0.9)           0.5
                                                              --------       --------
  Total provision for income taxes..........................   $   0.4        $   1.9
                                                              ========       ========

Provision for income taxes. Deferred tax has been calculated in 2000 using the same more prudent assumptions adopted in the 1999 year end financials, resulting in a reduction in the deferred tax recovery. Taxable losses continue to be made in certain jurisdictions which cannot be offset against the taxable income in other jurisdictions.

Net income. Net income decreased by $5.9 million to give a loss of $7.1 million in the quarter. The decrease was the result of higher selling, general and administrative expense, interest expense and provision for income taxes.

Dividends accrued on preferred stock. Dividends were not accrued on the preferred stock in the first quarter of 1999 to correct an over-accrual in the prior period.

EBITDA:                                                            Quarter ended
                                                              -----------------------
$ millions                                                     Mar 28,         Apr 2,
                                                                  1999           2000
                                                              --------       --------
Raleigh UK..................................................   $  (1.9)       $  (0.8)
Gazelle.....................................................       5.5            5.6
Derby Germany...............................................       4.0            4.2
Derby USA...................................................      (0.5)          (1.5)
Raleigh Canada..............................................       1.4            1.4
Sturmey Archer..............................................       0.2            0.3
Probike.....................................................       0.3            0.4
Other companies and group transactions......................      (0.5)          (2.3)
                                                              --------       --------
  Total EBITDA..............................................   $   8.5        $   7.3
                                                              ========       ========

EBITDA. EBITDA of $7.3 million for the quarter decreased by $1.2 million due to a $1.1 million decrease in underlying operating income explained above.

EBITDA is calculated as follows:

                                                                                  Quarter ended
                                                                             -----------------------
EBITDA:                                                                       Mar 28,         Apr 2,
$ millions                                                                       1999           2000
                                                                             --------        -------
Underlying operating income................................................   $   6.6         $  5.5
Foreign currency contracts allocated to other income.......................         -            0.2
Depreciation...............................................................       2.5            2.1
Amortization
  Intangibles..............................................................       0.1            0.2
  Investment grants........................................................      (0.1)          (0.1)
  Positive goodwill........................................................       0.1            0.1
  Negative goodwill........................................................      (0.1)          (0.1)
  Pension transition asset.................................................      (0.6)          (0.6)
                                                                             --------        -------
                                                                              $   8.5         $  7.3
                                                                             ========        =======

From September 27, 1999 the Company did not designate its forward foreign currency exchange contracts as hedges, recording any realized gain or loss through other income in the income statement in accordance with SFAS 133. As all of these contracts were initiated to mitigate the Company's foreign currency trading transaction exposure, the realized gain of $0.2 million arising from them has been included in EBITDA to match these contracts with the transactions they relate to, albeit that they do not meet all the hedge designation requirements of SFAS 133. The resulting EBITDA is consistent with the calculation used for the quarter ended March 28, 1999, when the realized gain or loss resulting from all such contracts was included in operating income.

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

Finished goods inventory remains relatively constant throughout the fiscal year and the level of raw materials increases and decreases normally only to accommodate production needs. Work in process represents, on average, nine days' production. Inventory levels reach a minimum at the end of the season.

Net cash flows used by operating activities increased by $2.7 million to a $46.5 million outflow for the first quarter from $43.8 million in 1999. Two of the constituent elements of cash flow changed significantly year-on-year. Firstly, although receivables were $5.3 million below year ago, the increase in the cash flow was $17.3 million lower due to an $11.0 million higher starting position (including the Diamond Back acquisition balance sheet in the 1999 opening figure) due to the strong sales in the final quarter of 1999. The lower receivables at the end of the quarter, despite higher revenues, resulted from good collections performance, with the collection period of 72 days being 3 days less than year ago. Secondly, higher planned production in the second quarter has lead to a $15.1 million greater increase in inventories. Some production arrears in Germany have also lead to an increase in consolidated inventories, which have increased by 5 days usage year-on-year.

The net cash flow used by operating activities of $46.5 million in the first quarter was provided by $28.2 million of drawings under the revolving credit, the application of $16.7 million in cash balances held at the beginning of the year and $2.9 million from the issue of Class C common stock warrants. At the end of the period the amount available by way of revolver drawdowns was fully utilized and cash of $12.2 million was held.

The Company adopted SFAS 87, "Employers' Accounting for Pensions and other Post Retirement Benefits" on January 1, 1993. The impact of adopting SFAS 87 was the recognition of a transition asset of $37.8 million. The transition asset is being amortized into income over 15 years from January 1, 1989, the effective date of SFAS 87. Net periodic pension income was $1.3 million and $1.4 million in the first quarter of 1999 and 2000 respectively. Net periodic pension income includes amortization of the transition asset into income of $0.6 million in the first quarter of both 1999 and 2000.

The Company's capital expenditures were $1.1 million and $2.0 million in the first quarter of 1999 and 2000. Apart from $0.3 million invested in Bikehsop.com systems, this comprised (i) on-going cost reduction projects, (ii) replacements and (iii) items required to satisfy statutory environmental and health and safety legislation.

The Company is primarily financed by equity purchased by Thayer, Perseus, DICSA and management as part of a recapitalization in May 1998 and subsequently, plus retained equity that was not recapitalized of, in aggregate, $135.2 million and debt in the form of Senior Notes and the revolving credit facility. The Company incurred significant indebtedness in connection with the Recapitalization. As of April 2, 2000, the Company had $277.7 million of combined indebtedness, comprising $155.3 of Senior Notes, a $20.0 million Subordinated Note, a bridge loan of $7.0 million from Thayer and Perseus, as well as $88.6 million of borrowings and $5.0 million of guarantees under the revolving credit facility and $1.8 million under the South African Credit Facility. The Senior Notes are issued under Indentures which contain certain covenants that, among other things, restrict the ability of the Company and its Restricted Subsidiaries to incur additional indebtedness, pay dividends, redeem capital stock, redeem subordinated obligations, make investments, undertake sales of assets and subsidiary stock, engage in transactions with affiliates, issue capital stock, permit liens to exist, operate in other lines of business, engage in certain sale and leaseback transactions and engage in mergers, consolidations or sales of all or substantially all the assets of the Company. Accordingly, certain activities or transactions that the Company may want to pursue or enter into may be restricted or prohibited, and such restrictions and prohibitions could, from time to time, impact available cash on hand and the liquidity of the Company.

The Company uses derivative financial instruments including interest rate caps, forward foreign exchange contracts, and currency options. The Company enters into forward foreign exchange contracts and options to reduce the impact of currency movements, principally on purchases of inventory and sales of goods denominated in currencies other than the subsidiaries' functional currencies. Interest rate caps were purchased to limit the blended interest rate paid on the revolving credit facility to under 8.4% until July 2001. Currency options were purchased to substantially maintain the value of part of the foreign operating income upon conversion into U.S. Dollars, in order to protect the ability to service the U.S. Dollar Senior Notes from the effect of changes in foreign exchange rates until May 2001.

The Revolving Credit Agreement provides for a seven-year DM214 million secured senior revolving credit facility to be made available to the Company's operating companies. Borrowings under this revolving credit facility are available subject to a borrowing base determined as a percentage of eligible assets. The Company's borrowings peak in February, March and April each year.

The facility will be reduced during 2000 by the $13.5 million proceeds of a property sale completed in December 1999. The interest free bridge loan of $7.0 million provided by Thayer and Perseus is repayable in July 2000 subject to (1) the Company's reduction of the revolving credit facility by $13.5 million, (2) the non-existence of a payment default under the revolving credit facility and,
(3) the Company having availability under the revolving credit facility of at least $7 million prior to the repayment of the bridge loan. In the event of non-repayment by August 1, 2000, the bridge loan converts into warrants for the purchase of 7,000 shares of Class C common stock at an exercise price of $0.01 per share ("Class C

Warrants"). The Company has issued 2,500 Class C Warrants in consideration for the use of the bridge loan.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. In order to manage the risk arising from these exposures, the Company enters into a variety of foreign currency and interest rate contracts and options. The Company's accounting policies for derivative instruments are included in Note 2 to the consolidated financial statements included in the Company's form 10-K for the year ended December 31, 1999.

Foreign currency exchange rate risk

The Company has foreign currency exposures related to buying and selling in currencies other than the functional currencies in which it operates. The Company's net trading position is long in the Euro, Canadian Dollar and South African Rand, arising from its revenues in those currencies, and short of the New Taiwan Dollar, Japanese Yen and U.S. Dollar as a result of components purchased in those currencies. The Company has a natural currency hedge against fluctuations in Pounds Sterling arising from its position as both an importer and exporter in U.K.. Sturmey Archer also has a competitive exposure to the currencies of Japan and Germany in which its two main competitors manufacture.

The Company generally introduces its new bicycle model ranges annually in the fall of each year, at a similar time to most of its competitors. Product specifications, component costs and selling prices are kept as stable as possible during the model year to satisfy the requirements of mass-merchandisers and facilitate orderly marketing of branded products amongst I.B.D.s. The Company initiates foreign currency forward exchange contracts or options in the fall to hedge some of its foreign currency trading transaction exposure for the upcoming season. The fair value of such contracts at December 31, 1999 was $0.9 million. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $2.0 million for 1999. Each year the Company changes the specification of its products to endeavor to optimize its competitive position and margins. Since most of the Company's competitors purchase comparable components from similar sources to the Company and are believed not to hedge beyond the current season, the Company does not generally hedge its transaction exposure beyond the end of the season, to stay competitive. Management believes the likelihood of obtaining a competitive advantage would not justify the cost of hedging beyond the end of the season. Sales and purchases in currencies other than the functional currencies in which the Company operates were $30.4 million and $127.4 million respectively in 1999, treating the currencies within the Euro currency area as one.

The foreign currency element of the Company's debt under the Senior Notes and revolving credit facility is generally arranged to align with the denomination of the book value of net assets. By doing this, the Company reduces the translation exposure of net worth to changes in foreign currency exchange rates. The three principal exceptions are: (1) $38 million of net assets denominated in Pounds Sterling arising from the Company's former large presence in U.K., (2) $40 million of foreign pension assets in U.K. and The Netherlands, and, (3) $6 million denominated in South African Rand due to limits placed by the South African Reserve Bank on the maximum indebtedness allowed by foreign owned corporations, based on the balance sheet as at December 31, 1999.

The Company generates most of its trading income in foreign currencies. In order to ensure that such trading income can be converted to yield sufficient U.S. Dollars to service 67% of the interest on the $100 million 10% Senior Notes through May 2001, currency options were purchased in 1998. These currency options are for $6.7 million per year, selling NLG6 million, GBP2 million and C$1.2 million. At December 31, 1999 the fair value of these currency options was $0.1 million. As the purchaser of options has no obligations to exercise them, any weakening of the value of the U.S. Dollar can do no more than reduce the fair value of these currency options to zero.

Interest rate risk
Interest expense relating to the Senior Notes was $15.6 million in 1999, which was at fixed interest rates. Interest expense on the Subordinated Note of $3.8 million in 1999 is paid-in-kind through the issue of additional Subordinated Notes. The other major element of the Company's interest expense was $4.3 million on the revolving credit facilities in 1999. These were at floating rates of 2.0% above the London Interbank Offer Rate through August 31, 1999 and 2.5% thereafter. A hypothetical one percentage point shift in floating interest rates would have a $0.7 million approximate impact on annual interest expense. As interest rates on the revolving credit facilities have been capped at 8.4% effective August 1998 through July 2001, increases in floating interest rates above that level would only have limited impact on expense.

Commodity price risk
The business of the Company does not carry a significant direct exposure to the prices of commodities.

Unsecured status of senior notes and asset encumbrance
The Senior Note Indentures permit the Company to incur certain secured indebtedness, including indebtedness under the Revolving Credit Agreement, which is secured and guaranteed by the obligors thereunder through a first priority fully protected security interest in all the assets, properties and undertakings of the Company and each other obligor thereunder where available and cost effective to do so, and to the extent permissible by local laws. The Company has facilities available under the Revolving Credit Agreement of DM214.0 million ($107.5 million). As of April 2, 2000, the Company had indebtedness outstanding under the Revolving Credit Agreement of $93.6 million. Borrowings of $1.8 million under the South African Credit Facility are secured by a security interest in certain of the assets of the Company's South African subsidiaries. The Senior Notes are unsecured and therefore do not have the benefit of any such collateral. Accordingly, if an event of default were to occur under the Revolving Credit Agreement or the South African Credit Facility, the lenders thereunder would have the right to foreclose upon the collateral securing such indebtedness to the exclusion of the holders of the Senior Notes, notwithstanding the existence of an event of default with respect to the Senior Notes. In such event, the assets constituting such collateral would first be used to repay in full all amounts outstanding under the Revolving Credit Agreement or the South African Credit Facility, as applicable, resulting in all or a portion of the assets of the Issuers being unavailable to satisfy the claims of holders of the Senior Notes and other unsecured indebtedness of the Issuers. The Company may also incur other types of secured indebtedness under the Senior Note Indentures, including up to $20 million in indebtedness of any type, indebtedness of an acquired company where the Company would have been able to incur $1.00 of additional indebtedness under its Consolidated Coverage Ratio, indebtedness in respect of performance bonds, bankers' acceptances, letters of credit, and the like, purchase money indebtedness and capitalized lease obligations in an aggregate amount not exceeding $10 million, indebtedness incurred by foreign subsidiaries not exceeding $5 million, and indebtedness incurred by a securitization entity.

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

All of the Company's freehold property and intellectual property located in Canada, Germany, Ireland, The Netherlands, Sweden, U.K. and U.S.A. is pledged as security for the Company's seven year revolving credit facility of DM214,000,000.

The Company was in compliance with all of its borrowing covenants as at April 2, 2000.

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

Following introduction of the Euro, the existing sovereign currencies (the "legacy currencies") of the eleven participating member countries of the E.U. (the "participating countries") who adopted the Euro as their common legal currency are scheduled to remain legal tender in the participating countries as denominations of the Euro until January 1, 2002 (the "transition period"). The Euro conversion may impact the Company's competitive position as the Company may incur increased costs to conduct business in an additional currency during the transition period. Additionally, the participating countries' pursuit of a single monetary policy through the European Central Bank may affect the exchange rate of the Euro, and therefore of the legacy currencies, as well as the economies of significant markets of the Company. The Company will also need to maintain and in certain circumstances develop information systems software to
(1) convert legacy currency amounts to Euro; (2) convert one legacy currency to another; (3) perform prescribed rounding calculations to effect currency conversions; and (4) permit transactions to take place in both legacy currencies and the Euro during the transition period. Since the Company conducts extensive business operations in, and exports its products to, several of the participating countries, there can be no assurance that the conversion to the Euro will not have a material adverse effect on the Company's business, financial condition or results of operations. Similarly, in the event that the Company materially underestimates the costs, timeliness and adequacy of modifications to its information systems software, there could be a material adverse effect on the Company's business, financial condition and results of operations.

Substantial leverage and debt service obligations
The Company incurred substantial indebtedness in connection with the recapitalization in 1998 and acquisition of Diamond Back in 1999 and has a highly leveraged capital structure. As of April 2, 2000, the Company had combined total indebtedness of $277.7 million (including all indebtedness and guarantees of indebtedness under the Revolving Credit Agreement and indebtedness under the South African Credit Facility, but excluding, in each case, unused commitments thereunder), preferred stock of $50.5 million, stock rights of $23.3 million and shareholders' deficit was $69.9 million. The Company's ability to make scheduled interest payments and repayment of principal is dependent upon its future operating performance, which, in turn, is subject to general economic and competitive conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

ITEM 2. CHANGES IN SECURITIES

During the quarter ended April 2, 2000 the Company issued 600 Class A and 150 Class C common shares to executives of the Company for $1,000 per share under the management stock plan.

In addition the Company issued 1,250 Class C Warrants to Thayer Capital Partners L.L.C. and 1,250 Class C Warrants to Perseus Capital L.L.C., in consideration for the use of the bridge loan, for a fair value of $2.9 million.

ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.1 Employment Agreement made as of April 30, 2000 between The Derby Cycle Corporation and Nancy E. Uridil.

Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, Connecticut on May 17, 2000.

Lyon Investments B.V.                             Date
                                                  ----
\s\ Klaas Dantuma

By: ______________________________                May 17, 2000

Name: Klaas Dantuma

Title: Managing Director

\s\ Simon J. Goddard

By: ______________________________                May 17, 2000

Name: Simon J. Goddard

Title: Managing Director

\s\ Daniel S. Lynch

By: ______________________________                May 17, 2000

Name: Daniel S. Lynch

Title: Managing Director