Form 10-Q
period 2000-07-02
LYON INVESTMENTS B V
filed 2000-08-16
CIK 1071113

                          THE DERBY CYCLE CORPORATION
                             LYON INVESTMENTS B.V.
                                  JULY 2, 2000
                           FORM 10-Q QUARTERLY REPORT

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 2, 2000
                                      OR
        (  )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For Transition Period from  __________ to __________
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

                          THE DERBY CYCLE CORPORATION

                    JULY 2, 2000 FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS




                                                                                                                   PAGE

                                                  PART I
                                                  ------
ITEM 1.  FINANCIAL STATEMENTS.............................................................................           1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............          16

                                                  PART II
                                                  -------
ITEM 1.  LEGAL PROCEEDINGS................................................................................          27

ITEM 2.  CHANGES IN SECURITIES............................................................................          28

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K.................................................................          29

                                     PART I
                                     ------



ITEM 1. FINANCIAL STATEMENTS



                                                                                                         Page
                                                                                                     -------------

Consolidated Balance Sheets as of December 31, 1999 and July 2, 2000 (unaudited)...................              2
Unaudited Consolidated Statements of Operations for the quarters and six months ended June 27,                   3
 1999 and July 2, 2000.............................................................................
Unaudited Consolidated Statement of Shareholders' Deficit for the six months ended July 2, 2000....              4
Unaudited Consolidated Statements of Cash Flows for the six months ended June 27, 1999 and July 2,               5
 2000..............................................................................................
Notes to Consolidated Financial Statements.........................................................              7

                          The Derby Cycle Corporation
                          Consolidated Balance Sheets
                             (Dollars in thousands)

Assets                                                                                        Dec 31,          Jul 2,
                                                                                                 1999            2000
                                                                                                            unaudited
                                                                                        -------------     -----------
Current assets:
  Cash and cash equivalents........................................................... $       28,938     $    6,221
  Accounts receivable, net............................................................         93,167        107,105
  Inventories.........................................................................        121,499        116,904
  Other current assets................................................................          9,926         10,378
                                                                                       --------------     ----------
     Total current assets.............................................................        253,530        240,608
                                                                                       --------------     ----------
Property, plant and equipment, net....................................................         40,615         36,186
Intangibles, net......................................................................         38,044         37,056
Other assets..........................................................................             50             50
Prepaid pension assets................................................................         57,345         56,583
                                                                                       --------------     ----------
     Total assets..................................................................... $      389,584     $  370,483
                                                                                       --------------     ----------
                     Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable.................................................................... $      60,985      $   61,060
  Accrued liabilities.................................................................        23,776          31,827
  Income taxes payable................................................................         3,344           5,392
  Short-term borrowings...............................................................        69,207          55,103
  Other current liabilities...........................................................         5,721           8,182
                                                                                       -------------      ----------
     Total current liabilities........................................................       163,033         161,564
                                                                                       -------------      ----------
Other liabilities:
  Long-term debt......................................................................       176,410         173,399
  Excess of assets acquired over cost of acquisitions.................................        10,404          12,823
  Deferred income taxes...............................................................        18,878          18,745
  Other liabilities...................................................................        10,853          10,922
                                                                                       -------------      ----------
     Total liabilities................................................................       379,578         377,453
                                                                                       -------------      ----------
Minority interest.....................................................................            32              --
Commitments and contingencies
Preferred stock with redemption rights, $0.01 par value, 25,000 shares authorized,            49,141          51,809
 issued, & outstanding of Series A and 3,000 shares authorized, issued, & outstanding of Series B & 100 shares authorized of Series C......................................
Stock rights..........................................................................        23,300          23,300
Shareholders' equity (deficit):
  Class A common stock, $0.01 par value, 200,000 shares authorized, 47,160 & 47,760                1               1
   shares issued & outstanding as of December 31, 1999 & July 2, 2000.................
  Class B common stock, $0.01 par value, 15,000 shares authorized, nil shares issued               -               -
   & outstanding as of December 31, 1999 & July 2, 2000...............................
  Class C common stock, $0.01 par value, 30,000 shares authorized, 23,490 & 23,640                 -               -
   issued & outstanding as of December 31, 1999 & July 2, 2000........................
  Additional paid-in capital..........................................................        48,949          49,699
  Class C common stock warrants.......................................................             -           2,900
  Receivable from shareholders........................................................        (3,113)         (3,750)
  Accumulated deficit.................................................................      (100,460)       (118,887)
  Accumulated other comprehensive income (loss).......................................        (7,844)        (12,042)
                                                                                       -------------      ----------
     Total shareholders' deficit......................................................       (62,467)        (82,079)
                                                                                       -------------      ----------
     Total liabilities and shareholders' deficit...................................... $     389,584      $  370,483
                                                                                       -------------      ----------

                          The Derby Cycle Corporation
                Unaudited Consolidated Statements of Operations
            (Dollars in thousands, except share and per share data)

                                                                     Quarter ended                  Six months ended
                                                                 -------------------------       -------------------------
                                                                   Jun 27,          Jul 2,         Jun 27,          Jul 2,
                                                                      1999            2000            1999            2000
                                                                 ---------       ---------       ---------       ---------
Net revenues...............................................      $ 161,504       $ 165,373       $ 295,240       $ 308,986
Cost of goods sold.........................................       (121,026)       (124,416)       (222,493)       (233,503)
                                                                 ---------       ---------       ---------       ---------
     Gross profit..........................................         40,478          40,957          72,747          75,483
Selling, general, and administrative expenses..............        (28,582)        (29,998)        (54,405)        (59,337)
Restructuring charge.......................................         (5,918)           (112)         (6,465)           (112)
Non-recurring items........................................         (1,110)            (61)         (1,379)            (61)
                                                                 ---------       ---------       ---------       ---------
     Operating income......................................          4,868          10,786          10,498          15,973
Other income (expense):
  Interest expense.........................................         (6,721)         (7,247)        (13,238)        (17,582)
  Interest income..........................................            116             140             174             333
  Other income (expense), net..............................              -           1,190               -           1,242
  Loss on dispositions of property, plant and equipment....              -             (11)              -            (569)
                                                                 ---------       ---------       ---------       ---------
     Loss before income taxes and minority interest........
                                                                    (1,737)          4,858          (2,566)           (603)
Provision for income taxes.................................            497          (2,760)             59          (4,540)
Minority interest..........................................            (15)              -             (24)              -
                                                                 ---------       ---------       ---------       ---------
  Income from continuing operations........................         (1,255)          2,098          (2,531)         (5,143)
Discontinued operations (note 9)
  Income from discontinued operations......................           (104)            280             (49)            442
  Loss on sale of discontinued operations..................              -          (8,648)              -          (8,648)
                                                                 ---------       ---------       ---------       ---------
     Loss on discontinued operations.......................           (104)         (8,368)            (49)         (8,206)
                                                                 ---------       ---------       ---------       ---------
     Net loss..............................................         (1,359)         (6,270)         (2,580)        (13,349)
Dividends accrued on preferred stock.......................         (1,064)         (1,319)         (1,064)         (2,668)
                                                                 ---------       ---------       ---------       ---------
     Net loss applicable to common shareholders............      $  (2,423)      $  (7,589)      $  (3,644)      $ (16,017)
                                                                 =========       =========       =========       =========
Basic and diluted net income (loss) applicable to common         $  (34.65)      $ (102.69)      $  (56.37)      $ (219.52)
 shareholders per share....................................
                                                                 =========       =========       =========       =========
Weighted average number of shares of common stock
 outstanding...............................................         69,931          73,900          64,641          72,964
                                                                 =========       =========       =========       =========

                          The Derby Cycle Corporation
           Unaudited Consolidated Statement of Shareholders' Deficit
                             (Dollars in thousands)


                                                                 Common        Additional         Stock       Receivable
                                                                  Stock           Paid-In      Warrants             From
                                                                                  Capital                  Share-holders
                                                             ----------       -------------  ----------   --------------
January 1, 2000............................................  $        1       $      48,949  $        -   $     (3,113)
Comprehensive loss-
  Net loss.................................................           -                   -           -              -
  Translation adjustments..................................           -                   -           -              -
                                                            -----------       -------------  ----------   ------------
Total comprehensive income.................................           -                   -           -              -
                                                            -----------       -------------  ----------   ------------
  Issuance of common stock.................................           -                 750           -              -
  Issuance of common stock warrants........................           -                   -       2,900              -
  Receivable from shareholders.............................           -                   -           -           (637)
  Accrued dividend on preferred stock......................           -                   -           -              -
  Accrued dividend on common stock.........................           -                   -           -              -
                                                            -----------       -------------  ----------   ------------
July 2, 2000............................................... $         1       $      49,699  $    2,900   $     (3,750)
                                                            ===========       =============  ==========   ============


                                                                            Accumulated      Accumulated            Total
                                                                                Deficit            Other
                                                                                           Comprehensive
                                                                                                  Income
                                                                           ------------   --------------    -------------
January 1, 2000.........................................................   $   (100,460)   $      (7,844)   $    (62,467)
Comprehensive loss-
  Net loss..............................................................        (13,349)               -         (13,349)
  Translation adjustments...............................................              -           (4,198)         (4,198)
                                                                           ------------    -------------    ------------
Total comprehensive income..............................................        (13,349)          (4,198)        (17,547)
                                                                           ------------    -------------    ------------
  Issuance of common stock..............................................              -                -             750
  Issuance of common stock warrants.....................................              -                -           2,900
  Receivable from shareholders..........................................              -                -            (637)
  Accrued dividend on preferred stock...................................         (2,668)               -          (2,668)
  Accrued dividend on common stock......................................         (2,410)               -          (2,410)
                                                                           ------------    -------------    ------------
July 2, 2000............................................................   $   (118,887)   $     (12,042)   $    (82,079)
                                                                           ============    =============    ============

                          The Derby Cycle Corporation
                Unaudited Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                               Six months ended
                                                                                        -----------------------------
                                                                                             Jun 27,           Jul 2,
                                                                                                1999             2000
                                                                                        -------------   -------------
Cash flows from operating activities:
  Net loss from operations............................................................  $      (2,580)  $     (13,349)
  Adjustments to reconcile net income (loss) to net cash provided by (used by)
   operating activities-
     Loss on sale of discontinued operations..........................................              -           8,648
     Depreciation.....................................................................          4,921           4,042
     Amortization of intangibles, goodwill and investment grants......................              5             126
     Issue of Class C warrants classified as an interest cost.........................             --           2,900
     Amortization of deferred financing costs.........................................            950             948
     Minority interest................................................................             24               -
     Change in fair value of currency options and interest rate cap...................              -            (143)
     Net periodic pension income......................................................         (2,616)         (2,655)
     Loss on dispositions of property, plant and equipment............................              -             580
  Net changes in operating assets and liabilities, net of acquisitions-
     (Increase) decrease in receivables...............................................        (28,087)        (20,830)
     (Increase) decrease in inventories...............................................         22,775          (2,887)
     (Increase) decrease in other current assets......................................          1,176          (1,242)
     Increase (decrease) in accounts payable..........................................          1,037           4,763
     Increase (decrease) in accrued liabilities.......................................          9,816           9,899
     Increase (decrease) in income taxes payable......................................         (3,513)          2,232
     Increase (decrease) in other current liabilities.................................          1,549           2,341
     Increase (decrease) in deferred income taxes.....................................         (2,882)            997
     Increase (decrease) in other liabilities.........................................          6,170          (1,874)
                                                                                        -------------   -------------
        Net cash used by operating activities.........................................  $       8,745   $      (5,504)
                                                                                        -------------   -------------
        Comprising
           Net cash used by continuing operations.....................................                         (3,595)
           Net cash used by discontinued operatiions..................................                         (1,909)
                                                                                                        -------------
Cash flows from investing activities:
  Purchases of property, plant and equipment..........................................         (2,297)         (4,001)
  Proceeds of property, plant & equipment dispositions................................             89               -
  Cash paid for acquisitions, net of cash acquired....................................        (43,445)              -
  Cash paid for acquisition of minority interest......................................           (246)         (1,043)
  Proceeds from sale of discontinued operations.......................................              -               -
                                                                                        -------------   -------------
        Net cash used in investing activities.........................................  $     (45,899)  $      (5,044)
                                                                                        -------------   -------------

                          The Derby Cycle Corporation
                Unaudited Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                Six months ended
                                                                                           ---------------------------
                                                                                             Jun 27,          Jul 2,
                                                                                              1999             2000
                                                                                           ----------       ----------
Cash flows from financing activities:
  Proceeds from stock issue...........................................................       $  26,150       $     750
  Secured promissory notes receivable from shareholders...............................          (3,013)           (637)
  Proceeds from Subordinated Note issue...............................................          20,000               -
  Short term borrowings, net..........................................................         (17,840)        (14,107)
  Deferred financing costs............................................................            (273)              -
  Contributions made to pension plans.................................................             (41)            (43)
  Consideration payable to minority interest..........................................               -           1,043
                                                                                             ---------       ---------
          Net cash provided by financing activities...................................          24,983         (12,994)
                                                                                             ---------       ---------
Effect of exchange rate changes.......................................................           4,170             825
                                                                                             ---------       ---------
Net decrease in cash and cash equivalents.............................................          (8,001)        (22,717)
Cash and cash equivalents, beginning of period........................................          17,453          28,938
                                                                                             ---------       ---------
Cash and cash equivalents, end of period..............................................       $   9,452       $   6,221
                                                                                             =========       =========
Supplemental cash flow information:
  Interest paid.......................................................................       $  10,496       $  13,811
  Income taxes paid...................................................................       $   6,265       $   3,209
  Income taxes refunded...............................................................       $       -       $   1,719
                                                                                             =========       =========

                          The Derby Cycle Corporation

                  Notes to Consolidated Financial Statements

1.   Nature of the Business and Basis of Presentations

The consolidated financial statements for the quarter and six months ended June 27, 1999 and July 2, 2000 together with the balance sheet as of July 2, 2000 included herein have not been audited by independent public accountants, but in the opinion of The Derby Cycle Corporation (the "Company"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at July 2, 2000 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the quarter and six months ended July 2, 2000 are not indicative of the operating results for the full fiscal year due to the seasonal nature of the business.

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

The Company operates via a number of operating companies worldwide that predominantly operate as stand-alone entities. Each of the companies manufactures, assembles and/or distributes bicycles and parts and accessories. These operating companies, have significant operations in The Netherlands ("Gazelle"), the United Kingdom ("Raleigh U.K."), Canada ("Raleigh Canada"), Germany ("Derby Germany"), South Africa ("Probike") and the United States (the "Derby U.S.A." division of the Company). The Company owns or licenses many of the most recognized brands in the bicycle industry, including leading global brands such as Raleigh, Diamond Back, Nishiki (for U.S.A. only) and Univega, and leading national brands such as Gazelle in The Netherlands and Kalkhoff, Musing, Winora and Staiger in Germany. The bicycle component and other engineering component manufacturing business, trading as Sturmey Archer, was disposed of on June 30, 2000 (see note 9). The operating results of Sturmey Archer for 1999 and 2000 have been excluded from operating income and included as income from discontinued operations.

The Company expects that the existing revolving credit facility will not be sufficient to cover its liquidity requirements after January 2001. Based on the Company's business plan, the Company estimates that approximately an additional $30 million will be required to fund the Company's operations through 2001. The Company is negotiating with the lenders under its Credit Agreement to increase its line of credit and to amend certain financial covenants in the Credit Agreement. In addition, the Company is exploring other financing options including raising new equity and/or debt capital. No assurance can be given that the Company will be successful in meeting these objectives. The revolving credit facility continues to be available subject to compliance with its terms and conditions and the Company will be seeking to review this in September 2000.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company was in compliance with all of its borrowing covenants as at July 2, 2000. The Company covenanted to reduce its Aggregate Financial Indebtedness, as defined in the Revolving Credit Agreement, to $55 million on July 4, 2000. Aggregate Financial Indebtedness, which includes undrawn letters of credit, at that date was $59.3 million. The banks waived the default, which was corrected by the conversion, on July 30, 2000, of the $7.0 million bridge loan to a Junior Subordinated Loan which is excluded from the definition of Aggregate Financial Indebtedness under the Revolving Credit Agreement as amended.

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

Other components of the restructuring at Raleigh U.K. included streamlining the company's product development and marketing functions. The company has granted an option to a property developer for the sale of the site used for employee car parking, storage and the parts and accessories business that will be released. Management of the Raleigh distribution operations in Germany, The Netherlands and Belgium, previously run on a stand-alone basis, has been combined with the Gazelle and Derby Germany operations. The Raleigh Ireland warehouse was closed and distribution outsourced, leaving only a sales and marketing organization in Ireland. These restructuring steps are projected to reduce on-going product costs and selling expenses by approximately $3 million in 2000. In aggregate, 182 employees were engaged in these activities which have ceased and their employment has been terminated. $7,082,000 was included in respect of involuntary termination benefits and closure expenses in the six months ended June 27, 1999.

20 employees volunteered to leave, all of whom left and were paid their termination benefits in 1999. 162 employees were terminated involuntarily of whom 153 left during 1999 and were paid $3,123,000 in termination benefits. A further 9 employees were compulsorily terminated in the second quarter of 2000 and were paid $125,000. The closure expenses were mainly in respect of the closure of operations and costs incurred on the re-configuration of assembly tracks, all of which were written-off or paid during 1999.

Restructuring costs for the six months ended July 2, 2000 comprise $112,000 incurred to relocate the Raleigh U.K. Parts & Accessories operation to a green field site.

3.   Non-Recurring Items

In 1999 the Company restructured its corporate management and established its headquarters in Stamford, CT to organize the finance, marketing and purchasing functions on a global basis. The Company also reviewed the logistics of Raleigh and Diamond Back distribution in the U.S.A. and undertook strategic reviews to leverage global scale and strengthen the brands. Of the total non-recurring items of $4,495,000 in 1999, $546,000 was incurred on the recruitment of headquarters staff during the first six months while $833,000 was spent on logistical and strategic reviews.

Non recurring costs for the six months ended July 2, 2000 comprise $61,000 incurred in a review of ERP systems at Derby Germany.

4.   Derivative Financial Instruments

Adoption of SFAS 133
For the six months ended June 27, 1999, changes in the fair value of derivative instruments designated as hedges subsequent to the adoption of SFAS 133 are included in accumulated other comprehensive income (loss). During that period the Company recorded in accumulated other comprehensive income (loss) (i) an unrealized gain of $223,000 on the fair value accounting of the forward foreign currency exchange contracts and, (ii) an unrealized gain of $84,000 on the fair value accounting of the currency option and interest rate cap. The unrealized amounts held in other comprehensive income (loss) as at June 27, 1999 have been subsequently realized and therefore recognized in the 1999 consolidated statement of operations with the related hedged transactions.

For the six months ended July 2, 2000 the Company had no derivatives designated as hedges. Income and expense related to the fair value accounting of the Company's derivative instruments are included in the statement of operations. During this period the Company recorded in other income (expense) (i) a $813,000 increase in the fair value of the unexpired forward foreign exchange contracts,
(ii) a $143,000 increase in the fair value of the unexpired currency option and unexpired interest rate cap and (iii) $211,000 realized upon maturity of part of the currency option.

5.   Short-term Borrowings

On February 15, 2000 the Company received a bridge loan of $7 million provided by Thayer and Perseus. Subsequent to July 2, 2000 the Company converted the bridge loan into a Junior Subordinated Loan due May 15, 2008. The Company issued 2,500 Class C Warrants in consideration for the use of the bridge loan, with an estimated fair value of $2.9 million, which has been included in interest expense in the first quarter. Interest accrues on the Junior Subordinated Loan at 18% and is paid-in-kind by issue of further junior subordinated notes.

As of December 31, 1999 and July 2, 2000 short-term borrowings consist of the following (in thousands):

                                                                                              Dec 31,         Jul 2,
                                                                                                 1999           2000
                                                                                                           unaudited
                                                                                              -------      ---------
Short-term bank borrowings............................................................        $67,602        $47,716
Bank overdraft........................................................................          1,605            387
Shareholder bridge loan...............................................................              -          7,000
                                                                                              -------        -------
  Total short-term borrowings.........................................................        $69,207        $55,103
                                                                                              =======        =======


The Company was in compliance with all of its borrowing covenants as at July 2, 2000. The Company covenanted to reduce its Aggregate Financial Indebtedness, as defined in the Revolving Credit Agreement, to $55 million on July 4, 2000. Aggregate Financial Indebtedness, which includes undrawn letters of credit, at that date was $59.3 million. The banks waived the default, which was corrected by the conversion, on July 30, 2000, of the $7.0 million bridge loan to a Junior Subordinated Loan which is excluded from the definition of Aggregate Financial Indebtedness under the Revolving Credit Agreement as amended.

6.  Long-term Debt

On February 4, 1999 the Company issued $20 million principal amount in a subordinated note (the "Subordinated Note") to Vencap Holding (1992) PTE Ltd. which matures in 2010 and bears interest at 19% compounded daily and paid-in-kind by issue of further subordinated notes. As of December 31, 1999, and July 2, 2000, long-term debt consists of the following (in thousands):

                                                                                             Dec 31,         Jul 2,
                                                                                                1999           2000
                                                                                                          unaudited
                                                                                            --------      ---------
10% $100,000,000 Senior Notes........................................................       $100,000       $100,000
9 3/8% DM110,000,000 Senior Notes....................................................         56,410         53,399
19% $20,000,000 Subordinated Note....................................................         20,000         20,000
                                                                                            --------      ---------
  Total long-term debt...............................................................       $176,410       $173,399
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

Common stock and preferred stock

During the six months ended July 2, 2000 the Company issued 600 Class A and 150 Class C common shares to executives of the Company for $1,000 per share under the management stock plan. In addition the Company issued 1,250 Class C Warrants to Thayer and 1,250 Class C Warrants to Perseus, in consideration for the use of the bridge loan, for a fair value of $2.9 million.

The issue of shares to executives of the Company was partly financed by the issue of secured promissory notes, shown within shareholders' deficit in the balance sheet. All such executive promissory notes bear interest at a fixed rate of 6% p.a. Following the issue of stock as listed above, the stock in the Company (at issue price plus accrued preference dividends) is held by the following shareholders and their affiliates (in thousands):

                                         Number         Thayer       Perseus         Derby         Manage-        Total
                                      of Shares        Capital       Capital     Internat-            ment
                                                      Partners        L.L.C.         ional
                                                        L.L.C.                     Corpor-
                                                                                     ation
                                                                                      S.A.
                                     ----------     ----------    ---------      ---------       ---------    ---------
Preferred stock
 Series A.....................          25,000        $ 37,500     $      -      $      -         $      -     $ 37,500
 Accrued dividend $200 per
  share pa....................                          10,684            -             -                -       10,684
 Series B.....................           3,000               -            -         3,000                -        3,000
 Accrued dividend 9.75%
  pa..........................                               -            -           625                -          625
                                                    ----------    ---------      ---------       ---------    ---------
                                                      $ 48,184     $      -      $  3,625         $      -       51,809
                                                    ==========    =========      =========       =========    =========
Stock rights
 Class A common...............           8,300               -            -         8,300                -        8,300
 Class B common...............          15,000               -            -        15,000                -       15,000
                                                    ----------    ---------      ---------       ---------    ---------
                                                      $      -     $      -      $ 23,300         $      -     $ 23,300
                                                    ==========    =========      =========       =========    =========
Paid in capital
 Class A common...............          26,060          12,500       10,000             -            3,560       26,060
 Class C common...............          23,640          18,950        3,800             -              890       23,640
                                                    ----------    ---------      ---------       ---------    ---------
                                                      $ 31,450     $ 13,800      $      -         $  4,450     $ 49,700
                                                    ==========    =========      =========       =========    =========
Stock warrants
 Class C common...............           2,500        $  1,450     $  1,450      $      -         $      -     $  2,900
                                                    ==========    =========      =========       =========    =========
Retained equity
 Class A common...............          21,700        $      -     $      -      $ 21,700         $      -     $ 21,700
                                                    ==========    =========      =========       =========    =========

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


                          The Derby Cycle Corporation
             Unaudited Pro Forma Consolidated Statements of Income
            (Dollars in thousands, except share and per share data)

                                                                        Quarter ended                Six months ended
                                                                ---------------------------     ---------------------------
                                                                    Jun 27,          Jul 2,         Jun 27,          Jul 2,
                                                                       1999            2000            1999            2000
                                                                -----------     -----------      ----------      ----------
Net revenues...............................................       $161,504        $165,373        $299,501        $308,986
Net loss applicable to common shareholders.................         (2,319)         (7,589)         (4,586)        (16,017)
                                                                ===========     ===========      ==========      ==========

Net loss applicable to common shareholders per share.......       $ (33.16)       $(102.69)       $ (66.35)       $(219.52)
                                                                ===========     ===========      ==========      ==========
Weighted average number of shares of common stock
outstanding...............................................          69,931          73,900          69,115          72,964
                                                                ===========     ===========      ==========      ==========

On April 30, 2000 the Company completed the purchase of the remaining 24% minority holdings in the "Univega Group" including distribution companies in Germany ("Univega Bikes & Sports Europe GmbH") and Switzerland ("Univega Bike & Sport Switzerland AG") together with an intermediate holding company "(Univega Beteiligungen GmbH") for $1,043,000.

As the Univega Group had a deficit on shareholders' equity at the time of acquisition, the entire purchase price has been treated as goodwill. The amount payable has been included as accrued liabilities in the balance sheet as at July 2, 2000 and was paid on July 26, 2000.

9. Discontinued Operations

On June 6, 2000 the Company determined to dispose of the bicycle component and other engineering component manufacturing segment of the business trading as Sturmey Archer.

The sale of the U.K. trading assets and certain overseas subsidiaries to Lenark Ltd, on a going concern basis, was completed on June 30, 2000. The transaction, which is included as a loss on the sale of discontinued operations in the operating statement, may be summarized as follows (in thousands):



  Trading assets......................................................  $ 8,665
  Intangibles.........................................................       47
  Goodwill............................................................    3,237
  Disposal costs......................................................      680
  Liabilities assumed.................................................   (3,981)
                                                                        --------
     Loss on sale of discontinued operations..........................  $ 8,648
                                                                        ========

The consolidated Statement of Operations for the discontinued segment for the quarter and six months ended July 2, 2000 was as follows:

                                                                     Quarter ended                  Six months ended
                                                             -----------------------------  -----------------------------
                                                                   Jun 27,          Jul 2,         Jun 27,          Jul 2,
                                                                      1999            2000            1999            2000
                                                             -------------   -------------   -------------   -------------
Net revenues...............................................  $       3,627   $       4,066   $       8,278   $       8,616
Cost of goods sold.........................................         (2,940)         (3,338)         (6,893)         (7,153)
                                                             -------------   -------------   -------------   -------------
     Gross profit..........................................            687             728           1,385           1,463
Selling, general, and administrative expenses..............           (460)           (440)           (958)           (905)
Restructuring charge.......................................           (440)              -            (617)              -
                                                             -------------   -------------   -------------   -------------
     Operating (loss) income...............................           (213)            288            (190)            558
  Interest income..........................................             42             105              70             149
  Other income (expense) net...............................              -               -               -             (75)
  Loss on dispositions of property, plant and equipment....              -             (11)              -             (11)
                                                             -------------   -------------   -------------   -------------
    (Loss) profit before income taxes......................           (171)            382            (120)            621
Provision for income taxes.................................             67            (102)             71            (179)
                                                             -------------   -------------   -------------   -------------
     Net (loss) profit applicable to common shareholders...  $        (104)  $         280   $         (49)   $        442
                                                             =============   =============   =============   =============

10.  Segmental Information: Reportable Business Segments

The Company manages its business in six reportable segments as shown in the following tables. Consolidation adjustments, certain small operating companies, non-operating companies and the headquarters are included in "Other companies". The reportable segments are managed separately because each business has differing customer requirements, either as a result of the regional environment of the country or differences in products and services offered. A summary of net revenues and operating income categorized by business segment, excluding the Sturmey Archer business segment disposed of on June 30, 2000, is as follows (in thousands):

                                                                     Quarter ended                  Six months ended
                                                             -----------------------------   -----------------------------
                                                                   Jun 27,          Jul 2,         Jun 27,          Jul 2,
                                                                      1999            2000            1999            2000
                                                                 unaudited       unaudited       unaudited       unaudited
                                                             -------------   -------------   -------------   -------------
Net revenues:
  Raleigh U.K..............................................  $      21,278   $      16,515   $      34,586   $      28,768
  Gazelle, The Netherlands.................................         39,725          41,711          74,463          79,842
  Derby Germany............................................         49,979          60,695          95,225         109,056
  Derby U.S.A..............................................         37,736          30,795          59,038          55,710
  Raleigh Canada...........................................          6,536           8,087          18,086          20,627
  Probike, South Africa....................................          3,133           3,638           6,934           7,554
  Other companies..........................................          3,117           3,932           6,908           7,429
                                                             -------------   -------------   -------------   -------------
     Total net revenues....................................  $     161,504   $     165,373   $     295,240   $     308,986
                                                             =============   =============   =============   =============

                                                                     Quarter ended                  Six months ended
                                                             -----------------------------   -----------------------------
                                                                   Jun 27,          Jul 2,         Jun 27,          Jul 2,
                                                                      1999            2000            1999            2000
                                                                 unaudited       unaudited       unaudited       unaudited
                                                             -------------   -------------   -------------  --------------
Operating income:
  Raleigh U.K..............................................  $         463   $         574   $      (1,816)  $        (224)
  Gazelle, The Netherlands.................................          6,250           7,325          11,606          12,753
  Derby Germany............................................          3,844           4,894           6,951           8,027
  Derby U.S.A..............................................          1,534            (808)            887          (2,514)
  Raleigh Canada...........................................            815             924           2,093           2,201
  Probike, South Africa....................................             29             127             274             459
  Other companies..........................................         (1,039)         (2,077)         (1,653)         (4,556)
                                                             -------------   -------------   -------------   -------------
     Underlying operating income...........................         11,896          10,959          18,342          16,146
        Restructuring charge...............................         (5,918)           (112)         (6,465)           (112)
        Non-recurring items................................         (1,110)            (61)         (1,379)            (61)
                                                             -------------   -------------   -------------   -------------
     Total operating income................................  $       4,868   $      10,786   $      10,498   $      15,973
                                                             =============   =============   =============   =============

11. Lyon Investments B.V. Summarized Financial Information

Lyon Investments B.V. ("Lyon"), a Dutch company, is a wholly owned subsidiary of the Company which is a co-issuer of $20,250,000 of the $100,000,000 of 10 percent Senior Notes and all of the DM110,000,000 of 9 3/8 percent Senior Notes (collectively, the "Senior Notes"). As co-issuers, Lyon and the Company are joint and severally liable with respect to the Senior Notes. Sturmey Archer Europa B.V., a subsidiary of Derby Nederland B.V. was sold to Lenark Ltd on June 30, 2000 as part of the disposal of the Sturmey Archer business segment. The following summarized financial information sets forth the combined financial position and results of operations of Lyon, together with its subsidiaries, Derby Nederland B.V. and Engelbert Wiener Bike Parts GmbH. Derby Nederland B.V. is a holding company owning 100 percent of Koninklijke Gazelle B.V., Sturmey Archer Europa B.V. and Raleigh B.V..

                             Lyon Investments B.V.
                     Summarized Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                              Dec 31,    Jul 2, 2000
                                        Assets                                                   1999      unaudited
                                                                                        -------------   ------------
Current assets:
  Cash and cash equivalents...........................................................  $       7,817   $      5,619
  Accounts receivable, net............................................................         11,642         19,222
  Inventories.........................................................................         20,986         17,427
  Loans to internal group companies...................................................        103,906        111,808
  Other current assets................................................................          6,799          7,636
                                                                                        -------------   ------------
     Total current assets.............................................................        151,150        161,712
                                                                                        -------------   ------------
Property, plant and equipment, net....................................................          9,805          8,849
Intangibles, net......................................................................          2,080          1,852
Prepaid pension asset.................................................................         16,807         16,814
                                                                                        -------------   ------------
     Total assets.....................................................................  $     179,842   $   $189,227
                                                                                        =============   ============

                                        Liabilities and Shareholders' Deficit

Current liabilities:
  Loans from internal group companies.................................................  $      78,189   $     75,578
  Short-term borrowings...............................................................         26,567         22,958
  Other current liabilities...........................................................         22,876         33,402
                                                                                        -------------   ------------
     Total current liabilities........................................................        127,632        131,938
Other liabilities:
  10% $100,000,000 Senior Notes.......................................................         20,250         20,250
  9 3/8% DM110,000,000 Senior Notes....................................................        56,410         53,399
  Other liabilities...................................................................          5,791          5,792
                                                                                        -------------   ------------
     Total liabilities................................................................        210,083        211,379
Shareholders' deficit.................................................................        (30,241)       (22,152)
                                                                                        -------------   ------------
     Total liabilities and shareholders' deficit......................................  $     179,842   $    189,227
                                                                                        =============   ============

                             Lyon Investments B.V.
          Unaudited Summarized Consolidated Statements of Operations
                            (Dollars in thousands)

                                                                        Quarter ended                  6 months ended
                                                                 -------------------------       -------------------------
                                                                   Jun 27,          Jul 2,         Jun 27,          Jul 2,
                                                                      1999            2000            1999            2000
                                                                 ---------       ---------       ---------       ---------
Net revenues...............................................      $  48,372       $  52,131       $  88,966       $  95,148
Cost of goods sold.........................................        (35,983)        (38,692)        (66,087)        (70,929)
                                                                 ---------       ---------       ---------       ---------
     Gross profit..........................................         12,389          13,439          22,879          24,219
Selling, general, and administrative expenses..............         (5,958)         (5,337)        (11,253)        (11,527)
                                                                 ---------       ---------       ---------       ---------
     Operating income......................................          6,431           8,102          11,626          12,692
Other income (expense):
  Interest expense.........................................         (3,764)         (3,636)         (7,853)         (7,505)
  Interest income..........................................          1,779           2,059           3,825           4,216
  Other income net.........................................              -             (98)              -             207
                                                                 ---------       ---------       ---------       ---------
     Income before income taxes............................          4,446           6,427           7,598           9,610
Provision for income taxes.................................         (1,506)         (2,444)         (2,607)         (3,431)
                                                                 ---------       ---------       ---------       ---------
     Income from continuing operations.....................          2,940           3,983           4,991           6,179
Discontinued operations
     Income from discontinued operations...................             23              35              48              80
     Gain on sale of discontinued operations...............              -             160               -             160
                                                                 ---------       ---------       ---------       ---------
     Income from discontinued operations...................             23             195              48             240
                                                                 ---------       ---------       ---------       ---------
     Net income............................................      $   2,963       $   4,178       $   5,039       $   6,419
                                                                 =========       =========       =========       =========

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

On June 30, 2000 the Company sold the business and assets of Sturmey
Archer which was engaged in the manufacturing of bicycle components and other engineering components. The purchaser assumed $4.0 million of liabilities in consideration of the sale. Sturmey Archer had revenues of $20.6 million and EBITDA of $0.6 million in 1999.

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

In 1999, 54% of the Company's net revenues, excluding Sturmey Archer, were denominated in currencies, linked to the Euro, 22% were denominated in U.S. dollars, 14% were denominated in pounds sterling and 10% were denominated in other currencies. The Company reduces its currency exposure by maintaining operations in the major markets in which it sells its products.

Results of Operations

The Company manages its business in six major operating units as shown in the following table. Consolidation adjustments, certain small operating companies, non-operating companies and the headquarters are included in "Other companies". All comparisons in the following discussion and analysis are against the corresponding quarter and six months ended June 27, 1999, unless otherwise stated. Operating unit figures for 1999 have been re-translated using 2000 foreign exchange rates to facilitate comparison. The results of Sturmey Archer for 1999 and 2000 have been excluded.

Units sold:                                                            Quarter ended                Six months ended
                                                                  -----------------------       -----------------------
                                                                   Jun 27,         Jul 2,        Jun 27,         Jul 2,
Thousands of bicycles                                                 1999           2000           1999           2000
                                                                  --------       --------       --------       --------
Raleigh U.K................................................            125             97            195            161
Gazelle....................................................            108            121            200            232
Derby Germany..............................................            200            256            378            461
Derby U.S.A................................................            161            129            246            225
Raleigh Canada.............................................             74             93            205            237
Probike....................................................             26             41             59             85
Other companies and group transactions.....................              4              5              5              7
                                                                  --------       --------       --------       --------
  Total units sold.........................................            698            742          1,288          1,408
                                                                  ========       ========       ========       ========

Units sold. Units sold increased by 44 thousand units and 120 thousand units for the quarter and six months ended July 2, 2000. Organic growth achieved was 42 thousand units and 73 thousand units in each period compared with year ago, representing an annual volume growth rate of approximately 6%. 16 thousand units of the increase represented Diamond Back sales in January 1999 not included in the 1999 results as that business was acquired on February 4, 1999 and 33 thousand units of the increase related to the 5 days through July 2, 1999 included in the third quarter's results in 1999. Particularly strong growth was seen at Gazelle and Derby Germany following successful product range launches, advertising and lower retail inventories. The change in sales volume at Raleigh U.K. arose because a major customer ended 1999 with excess inventory and cut back its purchase from 12 thousand units in the first quarter of 1999 to less than 1 thousand units in the first quarter of 2000, while sales also suffered from less availability from stock due to the longer lead-time on out-sourced frames compared with in-house manufacture which ceased in December 1999: this is estimated to have caused the loss of sales of 15,000 units.

Net revenues:                                                          Quarter ended                Six months ended
                                                                  -----------------------       -----------------------
                                                                   Jun 27,         Jul 2,        Jun 27,         Jul 2,
$ millions                                                            1999           2000           1999           2000
                                                                  --------       --------       --------       --------
Raleigh U.K................................................       $   20.2       $   16.5       $   33.3       $   28.8
Gazelle....................................................           35.0           41.7           65.5           79.8
Derby Germany..............................................           44.0           60.7           83.7          109.1
Derby U.S.A................................................           37.7           30.8           59.0           55.7
Raleigh Canada.............................................            6.5            8.1           18.6           20.6
Probike....................................................            2.8            3.6            6.5            7.6
Other companies and group transactions.....................            2.8            4.0            6.1            7.4
                                                                  --------       --------       --------       --------
  Total at comparable foreign exchange rates...............          149.0          165.4          272.7          309.0
  Re-translation to actual foreign exchange rates..........           12.5              -           22.5              -
                                                                  --------       --------       --------       --------
  Total net revenues as reported...........................       $  161.5       $  165.4       $  295.2       $  309.0
                                                                  ========       ========       ========       ========

Net revenues. Net revenues at comparable foreign exchange rates for the quarter and six months ended July 2, 2000 grew by $16.4 million (11.0%) and $36.2 million (13.3%). This was driven by the increase in bicycle units sold of 6.4% and 9.3% for those periods and an increase in average unit selling price of 7.7% and 4.0% for the same periods. The weakness of the Euro in 2000 reduced the reported growth in consolidated net revenues by more than 8 percentage points upon translation of net revenues into U.S. Dollars at the actual rates applicable to each year. Sales of parts and accessories saw double digit percentage growth in all markets apart from the U.K. and the U.S.A.. Parts and accessories revenues fell in the quarter in the U.K. as the distribution center was relocated in May 2000 to purpose built premises to accommodate the planned expansion of the business, but were still over 5% ahead of year ago for the first half. Parts and accessories revenues fell at Derby U.S.A. as the sales force was reorganized and due to the disruption while the Diamond Back and Raleigh parts and accessories warehousing was consolidated. The recovery seen in the Diamond Back fitness business in the last quarter of 1999 with the launch of the new range of products continued, with revenues in the quarter 35% up on year ago.

Gross profit. Gross profit increased in-line with the growth in revenues. Gross margin was within 0.3 percentage points of year ago for both the quarter and the first half.

Selling, general and administrative expenses:                          Quarter ended                Six months ended
                                                                  -----------------------       -----------------------
                                                                   Jun 27,         Jul 2,        Jun 27,         Jul 2,
$ millions                                                            1999           2000           1999           2000
                                                                  --------       --------       --------       --------
Translated at comparable foreign exchange rates............          $26.7          $30.0          $50.9          $59.3
Re-translation to actual foreign exchange rates............            1.9              -            3.5              -
                                                                  --------       --------       --------       --------
  Total selling general and administrative expenses as
   reported................................................          $28.6          $30.0          $54.4          $59.3
                                                                  ========       ========       ========       ========

Selling, general and administrative expenses. Selling, general and administrative expenses at comparable foreign exchange rates increased by $3.3 million and $8.4 million for the quarter and six months ended July 2, 2000. This included $1.6 million of expenses at Diamond Back in January 1999 not included in the 1999 results as that business was acquired on February 4, 1999 and costs of the corporate headquarters and Bikeshop.com of $1.7 million and $3.5 million for the quarter and six months ended July 2, 2000: neither of these had been established in the first half of 1999. Distribution expenses increased by $1.3 million and $2.9 million for the quarter and six months ended July 2, 2000 due to the higher sales volume and higher freight rates. The above increases were reduced upon translation into U.S. dollars at the actual rates applicable for each year due to the weakness of the Euro.

Operating income:                                                      Quarter ended                Six months ended
                                                                  -----------------------       -----------------------
                                                                   Jun 27,         Jul 2,        Jun 27,         Jul 2,
$ millions                                                            1999           2000           1999           2000
                                                                  --------       --------       --------       --------
Raleigh U.K................................................       $    0.5       $    0.6       $   (1.7)      $   (0.2)
Gazelle....................................................            5.5            7.3           10.2           12.8
Derby Germany..............................................            3.4            4.9            6.1            8.0
Derby U.S.A................................................            1.5           (0.8)           0.9           (2.5)
Raleigh Canada.............................................            0.8            0.9            2.1            2.2
Probike....................................................              -            0.1            0.2            0.5
Other companies and group transactions.....................           (1.0)          (2.0)          (1.6)          (4.6)
                                                                  --------       --------       --------       --------
  Underlying operating income at comparable foreign
   exchange rates..........................................           10.7           11.0           16.2           16.2
     Re-translation to actual foreign exchange rates.......            1.2              -            2.1              -
     Restructuring charge..................................           (5.9)          (0.1)          (6.4)          (0.1)
     Non-recurring items...................................           (1.1)          (0.1)          (1.4)          (0.1)
                                                                  --------       --------       --------       --------
  Total operating income as reported.......................       $    4.9       $   10.8       $   10.5       $   16.0
                                                                  ========       ========       ========       ========

Operating income. Underlying operating income at comparable foreign exchange rates, of $11.0 million and $16.2 million for the quarter and six months ended July 2, 2000, increased by $0.3 million in the quarter, reversing the shortfall in the first quarter, and bringing the first half figures up to the same level as 1999. For the first half, the growth in revenues was offset by a slightly lower margin and higher selling, general and administrative expenses. The 2000 figures were reduced, relative to 1999, upon translation into U.S. Dollars at the actual foreign exchange rates applicable for each year, due to the weakness of the Euro.

Restructuring charge and non-recurring items. The Company reorganized parts of its business in 1999, as described in Notes 2 and 3 of the attached financial statements, at a total cost of $8.7 million, of which $7.8 million arose in the first half of 1999.

Interest expense:                                                     Quarter ended                Six months ended
                                                                -------------------------     -------------------------
                                                                    Jun 27,        Jul 2,        Jun 27,         Jul 2,
$ millions                                                            1999           2000           1999           2000
                                                                ----------     ----------     ----------      ---------
Senior Notes...............................................     $      3.9     $      3.8     $      7.8      $     7.6
Subordinated Note..........................................            1.0            1.2            1.7            2.5
Revolving credit facility..................................            1.1            1.5            2.4            3.1
Bridge loan................................................              -              -              -            2.9
Other interest.............................................            0.2            0.3            0.5            0.6
Amortization of deferred financing costs...................            0.5            0.5            0.9            0.9
                                                                ----------     ----------     ----------      ---------
  Total interest expense...................................     $      6.7     $      7.3     $     13.3      $    17.6
                                                                ==========     ==========     ==========      =========

Interest expense. Interest expense increased by $0.6 million and $4.4 million for the quarter and six months ended July 2, 2000, of which $2.9 million represents the fair value of Class C common stock warrants issued in the first quarter in consideration for the use of the bridge loan. The remaining increase was caused by three factors: a longer accounting period, higher revolver borrowings and interest on the Subordinated Note for January 2000: the Subordinated Note was issued on February 4, 1999 and therefore the 1999 half year figures only include 5 months interest on the Subordinated Note. Interest on the Subordinated Note is paid-in-kind by way of the issue of further subordinated notes.

Interest income. Interest income was earned in the first quarter of 2000 on the cash proceeds of a property disposition in December 1999, which were placed temporarily on deposit during the first quarter of 2000.

Loss on dispositions of property, plant and equipment. Additional costs associated with the property disposition in December 1999 were identified in the first quarter of 2000 and therefore expensed.

Provision for income taxes:                                            Quarter ended               Six months ended
                                                                -------------------------     -------------------------
                                                                   Jun 27,         Jul 2,        Jun 27,         Jul 2,
$ millions                                                            1999           2000           1999           2000
                                                                ----------     ----------     ----------      ---------
Current taxes..............................................     $      1.5     $      2.3     $      2.8      $     3.5
Deferred taxes.............................................           (2.0)           0.5           (2.9)           1.0
                                                                ----------     ----------     ----------      ---------
  Total provision for income taxes.........................     $     (0.5)    $      2.8     $     (0.1)     $     4.5
                                                                ==========     ==========     ==========      =========

Provision for income taxes. Deferred tax has been calculated in 2000 using the same more prudent assumptions first adopted in the 1999 year end financials, resulting in a reduction in the deferred tax recovery. Taxable losses continue to be made in certain jurisdictions which cannot be offset against the taxable income in other jurisdictions.

Net income. Net income decreased by $4.9 million and $10.8 million in the quarter and six months ended July 2, 2000. The decrease was the result of the weak Euro, which reduced the results upon translation into U.S. Dollars, higher interest expense, a book loss of $8.6 million on the sale of Sturmey Archer in the second quarter and provision for income taxes, offset by a restructuring charge in 1999.

Dividends accrued on preferred stock. Dividends were not accrued on the preferred stock in the first quarter of 1999 to correct an over-accrual in the prior period.

EBITDA:                                                               Quarter ended                  Six months ended
                                                                --------------------------      --------------------------
                                                                   Jun 27,          Jul 2,         Jun 27,          Jul 2,
$ millions                                                            1999            2000            1999            2000
                                                                ----------     -----------      ----------      ----------
Raleigh U.K................................................     $      0.7     $       0.6      $     (1.1)     $     (0.2)
Gazelle....................................................            5.7             7.7            10.5            13.2
Derby Germany..............................................            4.1             5.7             7.7             9.9
Derby U.S.A................................................            1.7            (0.6)            1.2            (2.1)
Raleigh Canada.............................................            1.0             1.0             2.4             2.5
Probike....................................................              -             0.2             0.3             0.5
Other companies and group transactions.....................           (0.9)           (1.9)           (1.2)           (4.1)
                                                                ----------     -----------      ----------      ----------
  Total EBITDA at comparable exchange rates................           12.3            12.7            19.8            19.7
  Retranslation to actual foreign exchange rates...........            1.5               -             2.2               -
                                                                ----------     -----------      ----------      ----------
  Total EBITDA as reported.................................     $     13.8     $      12.7      $     22.0      $     19.7
                                                                ==========     ===========      ==========      ==========

EBITDA. EBITDA at comparable exchange rates increased by $0.4 million in the quarter in line with the increase in underlying operating income explained above. This recouped most of the shortfall in the first quarter and produced EBITDA for the first half very close to year ago.

EBITDA is calculated as follows:

EBITDA:                                                               Quarter ended                  Six months ended
                                                                --------------------------      --------------------------
                                                                   Jun 27,          Jul 2,         Jun 27,          Jul 2,
$ millions                                                            1999            2000            1999            2000
                                                                ----------     -----------      ----------      ----------
Underlying operating income at actual foreign exchange          $     11.9      $     11.0      $     18.3      $     16.2
 rates.....................................................
Foreign currency contracts allocated to other income.......              -             0.3               -             0.5
Depreciation...............................................            2.4             1.9             4.9             4.0
Amortization
  Intangibles..............................................            0.2             0.1             0.3             0.3
  Investment grants........................................           (0.1)           (0.1)           (0.3)           (0.2)
  Positive goodwill........................................           (0.1)           (0.1)           (0.2)           (0.2)
  Negative goodwill........................................            0.1             0.1             0.2             0.2
  Pension transition asset.................................           (0.6)           (0.5)           (1.2)           (1.1)
                                                                ----------     -----------      ----------      ----------
                                                                $     13.8     $      12.7      $     22.0      $     19.7
                                                                ==========     ===========      ==========      ==========

From September 27, 1999 the Company did not designate its forward foreign currency exchange contracts as hedges, recording any realized gain or loss through other income in the income statement in accordance with SFAS 133. As all of these contracts were initiated to mitigate the Company's foreign currency trading transaction exposure, the realized gain of $0.3 million and $0.5 million in the quarter and six months ended July 2, 2000 arising from them has been included in EBITDA to match these contracts with the transactions they relate to, albeit that they do not meet all the hedge designation requirements of SFAS
133. The resulting EBITDA is consistent with the calculation used for the quarter ended June 27, 1999, when the realized gain or loss resulting from all such hedge contracts was included in operating income.

Depreciation reduced in 2000 following the disposal of the U.K. frame manufacturing equipment in December 1999.

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

Net cash flows used by operating activities increased by $14.2 million to a $5.5 million outflow for the first half from an inflow of $8.7 million in 1999. Three of the constituent elements of cash flow changed significantly year-on-year. Firstly, although receivables were above year ago due to higher revenues, the increase was actually $7.3 million lower due to an $11.0 million higher starting position (including the Diamond Back acquisition balance sheet in the 1999 starting position) caused by strong sales in the final quarter of 1999. Secondly, higher planned production, together with unforeseen production arrears, principally in Germany, lead to a $25.7 million lower decrease in inventories. Lastly, income taxes paid were $1.5 million net this period, compared with $6.3 million in the first half of the previous year when tax postponed from 1997 and 1998 was paid. In addition, the credit period taken from vendors has increased by 11 days, generating $3.7 million of cash, while operating income was $2.2 million lower.

Cash-on-hand at the beginning of the year was applied to finance operating and investing activities of $5.5 million and $5.0 million respectively. Drawings of $19.9 million under the revolving credit facility were repaid during the period from the proceeds of the $7.0 million bridge loan and the application of the $12.7 million cash proceeds of the property disposition made in December 1999. At the end of the period $28.2 million of the revolving credit facility was unutilized and cash of $6.2 million was held.

The Company adopted SFAS 87, "Employers' Accounting for Pensions and other Post Retirement Benefits" on January 1, 1993. The impact of adopting SFAS 87 was the recognition of a transition asset of $37.8 million. The transition asset is being amortized into income over 15 years from January 1, 1989, the effective date of SFAS 87. Net periodic pension income was $2.6 million and $2.7 million in the first half of 1999 and 2000 respectively. Net periodic pension income includes amortization of the transition asset into income of $1.2 million and $1.1 million in the first half of 1999 and 2000.

The Company's capital expenditures were $2.3 million and $4.0 million in the first half of 1999 and 2000. Apart from $0.6 million invested in Bikeshop.com systems, this comprised (i) on-going cost reduction projects, (ii) replacements and (iii) items required to satisfy statutory environmental and health and safety legislation.

The Company is primarily financed by equity purchased by Thayer, Perseus, DICSA and management as part of a recapitalization in May 1998 and subsequently, plus retained equity that was not recapitalized of, in aggregate, $135.2 million and debt in the form of Senior Notes and the revolving credit facility. The Company incurred significant indebtedness in connection with the Recapitalization. As of July 2, 2000, the Company had $233.4 million of combined indebtedness, comprising $153.4 of Senior Notes, a $20.0 million Subordinated Note, a bridge loan of $7.0 million from Thayer and Perseus, as well as $47.7 million of borrowings and $4.9 million of guarantees under the revolving credit facility and $0.4 million of borrowings under the South African Credit Facility. The Senior Notes are issued under Indentures which contain certain covenants that, among other things, restrict the ability of the Company and its Restricted Subsidiaries to incur additional indebtedness, pay dividends, redeem capital stock, redeem subordinated obligations, make investments, undertake sales of assets and subsidiary stock, engage in transactions with affiliates, issue capital stock, permit liens to exist, operate in other lines of business, engage in certain sale and leaseback transactions and engage in mergers, consolidations or sales of all or substantially all the assets of the Company. Accordingly, certain activities or transactions that the Company may want to pursue or enter into may be restricted or prohibited, and such restrictions and prohibitions could, from time to time, impact available cash on hand and the liquidity of the Company.

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

The facility was reduced on June 30, 2000 by the DM31 million, equivalent to the proceeds of a property sale completed in December 1999 and the working capital of the Sturmey Archer business that was sold. On July 31, 2000 the Company converted its interest free bridge loan of $7.0 million provided by Thayer and Perseus into a Junior Subordinated Loan due May 15, 2008. The Company issued 2,500 Class C Warrants in consideration for the use of the bridge loan. Interest accrues on the Junior Subordinated Loan at 18% pa and is paid-in-kind by way of issue of further Junior Subordinated Loans.

The Company expects that the existing revolving credit facility will not be sufficient to cover its liquidity requirements after January 2001. Based on the Company's business plan, the Company estimates that approximately an additional $30 million will be required to fund the Company's operations through 2001. The Company is negotiating with the lenders under its Credit Agreement to increase its line of credit and to amend certain financial covenants in the Credit Agreement. In addition, the Company is exploring other financing options including raising new equity and/or debt capital. No assurance can be given that the Company will be successful in meeting these objectives. The revolving credit facility continues to be available subject to compliance with its terms and conditions and the Company will be seeking to review this in September 2000.

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

Foreign currency exchange rate risk

The Company has foreign currency exposures related to buying and selling in currencies other than the functional currencies in which it operates. The Company's net trading position is long in the Euro, Pounds Sterling, Canadian Dollar and South African Rand, arising from its revenues in those currencies, and short of the New Taiwan Dollar, Japanese Yen and U.S. Dollar as a result of components purchased in those currencies. The Company had a natural currency hedge against fluctuations in Pounds Sterling arising from its position as both an importer and exporter in U.K. until it sold Sturmey Archer.

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

Unsecured status of senior notes and asset encumbrance

The Senior Note Indentures permit the Company to incur certain secured indebtedness, including indebtedness under the Revolving Credit Agreement, which is secured and guaranteed by the obligors thereunder through a first priority fully protected security interest in all the assets, properties and undertakings of the Company and each other obligor thereunder where available and cost effective to do so, and to the extent permissible by local laws. The Company has facilities available under the Revolving Credit Agreement of DM214.0 million ($103.9 million). As of July 2, 2000, the Company had indebtedness outstanding under the Revolving Credit Agreement of $52.6 million. Borrowings of $0.4 million under the South African Credit Facility are secured by a security interest in certain of the assets of the Company's South African subsidiaries. The Senior Notes are unsecured and therefore do not have the benefit of any such collateral. Accordingly, if an event of default were to occur under the Revolving Credit Agreement or the South African Credit Facility, the lenders thereunder would have the right to foreclose upon the collateral securing such indebtedness to the exclusion of the holders of the Senior Notes, notwithstanding the existence of an event of default with respect to the Senior Notes. In such event, the assets constituting such collateral would first be used to repay in full all amounts outstanding under the Revolving Credit Agreement or the South African Credit Facility, as applicable, resulting in all or a portion of the assets of the Issuers being unavailable to satisfy the claims of holders of the Senior Notes and other unsecured indebtedness of the Issuers. The Company may also incur other types of secured indebtedness under the Senior Note Indentures, including up to $20 million in indebtedness of any type, indebtedness of an acquired company where the Company would have been able to incur $1.00 of additional indebtedness under its Consolidated Coverage Ratio, indebtedness in respect of performance bonds, bankers' acceptances, letters of credit, and the like, purchase money indebtedness and capitalized lease obligations in an aggregate amount not exceeding $10 million, indebtedness incurred by foreign subsidiaries not exceeding $5 million, and indebtedness incurred by a securitization entity.

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

The Company was in compliance with all of its borrowing covenants as at July 2, 2000. The Company covenanted to reduce its Aggregate Financial Indebtedness, as defined in the Revolving Credit Agreement, to $55 million on July 4, 2000. Aggregate Financial Indebtedness, which includes undrawn letters of credit, at that date was $59.3 million. The banks waived the default, which was corrected by the conversion, on July 30, 2000, of the $7.0 million bridge loan to a Junior Subordinated Loan which is excluded from the definition of Aggregate Financial Indebtedness under the Revolving Credit Agreement as amended.

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

Substantial leverage and debt service obligations

The Company incurred substantial indebtedness in connection with the recapitalization in 1998 and acquisition of Diamond Back in 1999 and has a highly leveraged capital structure. As of July 2, 2000, the Company had combined total indebtedness of $233.4 million (including all indebtedness and guarantees of indebtedness under the Revolving Credit Agreement and indebtedness under the South African Credit Facility, but excluding, in each case, unused commitments thereunder), preferred stock of $51.8 million, stock rights of $23.3 million and shareholders' deficit was $82.1 million. The Company's ability to make scheduled interest payments and repayment of principal is dependent upon its future operating performance, which, in turn, is subject to general economic and competitive conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.2 Offer to sell the business and assets of Sturmey Archer to The Wright Saddle Company Limited dated June 24, 2000.

10.3 Agreement for the sale and purchase of the entire issued share capital of The Wright Saddle Company Limited dated June 24, 2000 between The Derby Cycle Corporation and Sturmey Archer Limited as vendors and Lenark Limited as purchaser.

10.4 Amendment Agreement dated June 30, 2000 relating to the Multi-Currency Credit Facility of up to DM214,000,000 dated May 12, 1998 between The Derby Cycle Corporation and others as borrowers and/or guarantors, Chase Manhattan plc as arranger, the financial institutions named therein as banks, Chase Manhattan International Limited as security agent, and Chase Manhattan International Limited as facility agent.

10.5 Amendment Agreement dated July 31, 2000 relating to the Multi-Currency Credit Facility of up to DM214,000,000 dated May 12, 1998 between The Derby Cycle Corporation and others as borrowers and/or guarantors, Chase Manhattan plc as arranger, the financial institutions named therein as banks, Chase Manhattan International Limited as security agent, and Chase Manhattan International Limited as facility agent.

10.6 Junior Subordinated Promissory Note issued to Thayer Equity Investors III, L.P. and Perseus Capital, L.L.C. dated July 31, 2000.

10.7 Employment Agreement dated as of August 11, 2000 between Raleigh Industries Limited and Phillip L. Darnton

27    Financial Data Schedule.



Reports on Form 8-K

Report on form 8-K filed August 16, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, Connecticut on August 16, 2000.

Lyon Investments B.V.                         Date
                                              ----

\s\ Klaas Dantuma

By: ______________________________            August 16, 2000

Name: Klaas Dantuma

Title: Managing Director


\s\ Simon J. Goddard

By: ______________________________            August 16, 2000

Name: Simon J. Goddard

Title: Managing Director


\s\ Daniel S. Lynch

By: ______________________________            August 16, 2000

Name: Daniel S. Lynch

Title: Managing Director