Form 10-Q
period 2000-10-01
LYON INVESTMENTS B V
filed 2000-11-15
CIK 1071113

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 1, 2000
                                       OR
(  )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For Transition Period from  __________ to __________
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

                          THE DERBY CYCLE CORPORATION

                   OCTOBER 1, 2000 FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

                                                                            PAGE


                                   PART I
                                   ------

ITEM 1.  FINANCIAL STATEMENTS..............................................    1
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.............................................   17

                                   PART II
                                   -------

ITEM 1.  LEGAL PROCEEDINGS.................................................   29
ITEM 2.  CHANGES IN SECURITIES.............................................   30
ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K..................................   31

                                     PART I
                                     ------

ITEM 1. FINANCIAL STATEMENTS



                                                                                                       Page
                                                                                                      ------

Consolidated Balance Sheets as of December 31, 1999 and October 1, 2000 (unaudited)................      2
Unaudited Consolidated Statements of Operations for the quarters and nine months ended
 September  26, 1999 and October 1, 2000...........................................................      3
Unaudited Consolidated Statement of Shareholders' Deficit for the nine months ended
 October 1, 2000..................................................................................       4
Unaudited Consolidated Statements of Cash Flows for the nine months ended September 26, 1999 and
 October 1, 2000...................................................................................      5
Notes to Consolidated Financial Statements.........................................................      7

                          The Derby Cycle Corporation
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                             Dec 31,       Oct 1,
                                                                                              1999          2000
                                                                                              ----          ----
                                   Assets                                                                unaudited
Current assets:
  Cash and cash equivalents...........................................................       $ 28,938       $  7,164
  Accounts receivable, net............................................................         93,167         73,905
  Inventories.........................................................................        121,499        102,274
  Other current assets................................................................          9,926          9,851
                                                                                             --------        -------
     Total current assets.............................................................        253,530        193,194
                                                                                             --------        -------
Property, plant and equipment, net....................................................         40,615         33,827
Intangibles, net......................................................................         38,044         36,066
Other assets..........................................................................             50             50
Prepaid pension assets................................................................         57,345         54,724
                                                                                             --------        -------
     Total assets.....................................................................       $389,584       $317,861
                                                                                             ========        =======
                     Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts payable....................................................................      $  60,985       $  58,223
  Accrued liabilities.................................................................         23,776          27,267
  Income taxes payable................................................................          3,344           4,172
  Short-term borrowings...............................................................         69,207          38,350
  Other current liabilities...........................................................          5,721          13,144
                                                                                             --------         -------
     Total current liabilities........................................................        163,033         141,156
                                                                                             --------         -------
Other liabilities:
  Long-term debt......................................................................        176,410         176,327
  Excess of assets acquired over cost of acquisitions.................................         10,404          12,146
  Deferred income taxes...............................................................         18,878          18,176
  Other liabilities...................................................................         10,853          12,915
                                                                                             --------         -------
     Total liabilities................................................................        379,578         360,720
                                                                                             --------         -------
Minority interest.....................................................................             32               -
Commitments and contingencies
Preferred stock with redemption rights, $0.01 par value, 25,000 shares authorized, issued, & outstanding of Series A and 3,000 shares authorized, issued, & outstanding
 of Series B & 100 shares authorized of Series C......................................         49,141          55,128
Stock rights..........................................................................         23,300          23,300
Shareholders' equity (deficit):
  Class A common stock, $0.01 par value, 200,000 shares authorized, 47,160 & 47,760
   shares issued & outstanding as of December 31, 1999 & October 1, 2000..............              1               1
  Class B common stock, $0.01 par value, 15,000 shares authorized, nil shares issued
   & outstanding as of December 31, 1999 & October 1, 2000............................              -               -
  Class C common stock, $0.01 par value, 30,000 shares authorized, 23,490 & 23,640
   issued & outstanding as of December 31, 1999 & October 1, 2000.....................              -               -
  Additional paid-in capital..........................................................         48,949          49,699
  Class C common stock warrants.......................................................              -           2,900
  Receivable from shareholders........................................................         (3,113)         (3,750)
  Accumulated deficit.................................................................       (100,460)       (155,312)
  Accumulated other comprehensive income (loss).......................................         (7,844)        (14,825)
                                                                                             --------         -------
     Total shareholders' deficit......................................................        (62,467)       (121,287)
                                                                                             --------         -------
     Total liabilities and shareholders' deficit......................................      $ 389,584       $ 317,861
                                                                                             ========         =======

                          The Derby Cycle Corporation
                Unaudited Consolidated Statements of Operations
            (Dollars in thousands, except share and per share data)

                                                                     Quarter ended                 Nine months ended
                                                                     -------------                 -----------------
                                                                  Sept 26,          Oct 1,        Sept 26,          Oct 1,
                                                                    1999            2000            1999            2000
                                                                    ----            ----            ----            ----
Net revenues...............................................       $101,265        $ 99,234       $ 396,505       $ 408,220
Cost of goods sold.........................................        (78,574)        (94,966)       (301,067)       (328,469)
                                                                   -------         -------        --------        --------
     Gross profit..........................................         22,691           4,268          95,438          79,751
Selling, general, and administrative expenses..............        (24,080)        (29,046)        (78,484)        (88,383)
Restructuring charge.......................................            (67)           (658)         (6,532)           (770)
Non-recurring items........................................            (57)           (139)         (1,436)           (200)
Gain on dispositions of property, plant and equipment......              -           2,171               -           1,602
                                                                   -------         -------        --------        --------
     Operating income......................................         (1,513)        (23,404)          8,986          (8,000)
Other income (expense):
  Interest expense.........................................         (6,419)         (6,711)        (19,657)        (24,293)
  Interest income..........................................             72             190             245             523
  Other income (expense), net..............................              -             471               -           1,713
                                                                   -------         -------        --------        --------
     Loss before income taxes and minority interest........         (7,860)        (29,454)        (10,426)        (30,057)
Provision for income taxes.................................            548            (667)            607          (5,207)
Minority interest..........................................              6              10             (18)             10
                                                                   -------         -------        --------        --------
  Income from continuing operations........................         (7,306)        (30,111)         (9,837)        (35,254)
Discontinued operations (Note 9)...........................
  Income (loss) from discontinued operations...............            (98)              -            (147)            442
  Loss on sale of discontinued operations..................              -            (988)              -          (9,636)
                                                                   -------         -------        --------        --------
  Loss on discontinued operations..........................            (98)           (988)           (147)         (9,194)
                                                                   -------         -------        --------        --------
     Net loss..............................................         (7,404)        (31,099)         (9,984)        (44,448)
Dividends accrued on preferred stock.......................         (1,323)         (3,318)         (2,387)         (5,986)
                                                                   -------         -------        --------        --------
     Net loss applicable to common shareholders............       $ (8,727)       $(34,417)      $ (12,371)      $ (50,434)
                                                                   =======         =======        ========        ========

Basic and diluted net income (loss) applicable to common
 shareholders per share....................................       $(123.89)       $(465.72)      $ (185.74)      $ (688.38)
                                                                   -------         -------         -------         -------
Weighted average number of shares of common stock
 outstanding...............................................         70,442          73,900          66,604          73,265
                                                                   =======         =======         =======         =======

                          The Derby Cycle Corporation
           Unaudited Consolidated Statement of Shareholders' Deficit
                             (Dollars in thousands)


                                                                             Additional                        Receivable
                                                                 Common        Paid-In                            From
                                                                 Stock         Capital       Stock Warrants    Share-holders
                                                                 -----         -------       --------------    -------------

January 1, 2000............................................       $1          $48,949          $    -           $(3,113)
Comprehensive loss-
  Net loss.................................................        -                -               -                 -
  Translation adjustments..................................        -                -               -                 -
                                                                  --           ------           -----             -----
Total comprehensive income.................................        -                -               -                 -
                                                                  --           ------           -----             -----
  Issuance of common stock.................................        -              750               -                 -
  Issuance of common stock warrants........................        -                -           2,900                 -
  Receivable from shareholders.............................        -                -               -              (637)
  Accrued dividend on preferred stock......................        -                -               -                 -
  Accrued dividend on common stock.........................        -                -               -                 -
                                                                  --           ------          ------            ------
October 1, 2000............................................       $1          $49,699          $2,900           $(3,750)
                                                                  ==           ======          ======            ======


                                                                                       Accumulated
                                                                                         Other
                                                                      Accumulated     Comprehensive
                                                                       Deficit           Income            Total
                                                                       -------           ------            -----
January 1, 2000....................................................    $(100,460)        $ (7,844)      $ (62,467)
Comprehensive loss-
  Net loss.........................................................      (44,448)               -         (44,448)
  Translation adjustments..........................................            -           (6,981)         (6,981)
                                                                        ---------         --------        -------
Total comprehensive income.........................................      (44,448)          (6,981)        (51,429)
                                                                        ---------         --------        -------
  Issuance of common stock.........................................            -                -             750
  Issuance of common stock warrants................................            -                -           2,900
  Receivable from shareholders.....................................            -                -            (637)
  Accrued dividend on preferred stock..............................       (5,986)               -          (5,986)
  Accrued dividend on common stock.................................       (4,418)               -          (4,418)
                                                                       ---------         --------       ---------
October 1, 2000....................................................    $(155,312)        $(14,825)      $(121,287)
                                                                       =========         ========       =========

                         The Derby Cycle Corporation
                Unaudited Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                              Nine months ended
                                                                                              -----------------
                                                                                             Sept 26,          Oct 1,
                                                                                               1999             2000
                                                                                               ----             ----
Cash flows from operating activities:
  Net loss from operations............................................................       $ (9,984)       $(44,448)
  Adjustments to reconcile net income (loss) to net cash provided by (used by)
   operating activities-
     Loss on sale of discontinued operations..........................................              -           9,636
     Depreciation.....................................................................          7,128           5,781
     Amortization of intangibles, goodwill and investment grants......................             48             203
     Issue of Class C warrants classified as an interest cost.........................              -           2,900
     Amortization of deferred financing costs.........................................          1,415           1,416
     Minority interest................................................................             18             (10)
     Change in fair value of currency options and interest rate cap...................              -            (405)
     Net periodic pension income......................................................         (3,891)         (3,909)
     Contributions made to pension plans..............................................            (62)            (64)
     Gain on dispositions of property, plant and equipment............................              -          (1,591)
  Net changes in operating assets and liabilities, net of acquisitions-
     (Increase) decrease in receivables...............................................          5,296          10,416
     (Increase) decrease in inventories...............................................         15,755           6,586
     (Increase) decrease in other current assets......................................            709            (681)
     Increase (decrease) in accounts payable..........................................         (4,159)          4,445
     Increase (decrease) in accrued liabilities.......................................          3,357           6,868
     Increase (decrease) in income taxes payable......................................         (5,049)          1,260
     Increase (decrease) in other current liabilities.................................          6,423           7,355
     Increase (decrease) in deferred income taxes.....................................         (2,818)          1,451
     Increase (decrease) in other liabilities.........................................          4,997          (1,554)
                                                                                               ------         -------
        Net cash provided by operating activities.....................................       $ 19,183        $  5,655
                                                                                               ======         =======

     Comprising.......................................................................
        Net cash provided by continuing operations....................................                       $  7,564
        Net cash used by discontinued operations......................................                       $ (1,909)
                                                                                                              -------

Cash flows from investing activities:
  Purchases of property, plant and equipment..........................................         (4,499)         (6,456)
  Proceeds of property, plant & equipment dispositions................................            102           3,168
  Cash paid for acquisitions, net of cash acquired....................................        (43,950)              -
  Purchase of trade investment........................................................            (25)              -
  Purchase of minority interest.......................................................           (246)         (1,329)
  Proceeds from sale of discontinued operations.......................................              -               -
                                                                                               ------          ------
        Net cash used in investing activities.........................................       $(48,618)       $ (4,617)
                                                                                               ======          ======

                          The Derby Cycle Corporation
                Unaudited Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                Nine months ended
                                                                                                -----------------
                                                                                               Sept 26,         Oct 1,
                                                                                                1999             2000
                                                                                                ----             ----
Cash flows from financing activities:
  Proceeds from stock issue...........................................................        $ 26,300        $    750
  Secured promissory notes receivable from shareholders...............................          (3,000)           (637)
  Proceeds from Subordinated Note issue...............................................          20,000           7,000
  Short term borrowings, net..........................................................         (22,821)        (30,847)
  Deferred financing costs............................................................            (273)           (224)
  Dividend paid.......................................................................               -             (22)
                                                                                               -------          ------
         Net cash provided by (used in) financing activities..........................          20,206         (23,980)
                                                                                               -------          ------
Effect of exchange rate changes.......................................................           3,502           1,168
                                                                                               -------          ------
Net decrease in cash and cash equivalents.............................................          (5,727)        (21,774)
Cash and cash equivalents, beginning of period........................................          17,453          28,938
                                                                                               -------          ------
Cash and cash equivalents, end of period..............................................        $ 11,726        $  7,164
                                                                                               =======          ======
Supplemental cash flow information:
  Interest paid.......................................................................        $ 11,439        $ 15,823
  Income taxes paid...................................................................        $  7,280        $  4,417
  Income taxes refunded...............................................................        $      -        $  1,742
                                                                                               =======          ======

                          The Derby Cycle Corporation

                   Notes to Consolidated Financial Statements

1.  Nature of the Business and Basis of Presentations

The consolidated financial statements for the quarter and nine months ended September 26, 1999 and October 1, 2000 together with the balance sheet as of October 1, 2000 included herein have not been audited by independent public accountants, but in the opinion of The Derby Cycle Corporation (the "Company"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at October 1, 2000 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the quarter and nine months ended October 1, 2000 are not indicative of the operating results for the full fiscal year due to the seasonal nature of the business.

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

The Company expects that the existing revolving credit facility will not be sufficient to cover its liquidity requirements. The Company is currently negotiating with the lenders under its Credit Agreement to increase its line of credit and to amend certain financial covenants in the Credit Agreement. In addition, the Company is exploring other financing options including raising new equity and/or debt capital. No assurance can be given that the Company will be successful in meeting these objectives.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company covenanted to reduce its Aggregate Financial Indebtedness, as defined in the Revolving Credit Agreement, to $55 million on July 4, 2000. Aggregate Financial Indebtedness, which includes undrawn letters of credit, at that date was $59.3 million. The banks waived the default, which was corrected by the conversion, on July 30, 2000, of the $7.0 million bridge loan to Junior Subordinated Notes which are excluded from the definition of Aggregate Financial Indebtedness under the Revolving Credit Agreement as amended.

At August 6, 2000 the Company breached the Inventory Days covenant, as defined in the Revolving Credit Agreement. Additionally at October 1, 2000 the Company breached the Consolidated Adjusted EBITDA to Consolidated Net Interest Payable, Consolidated Adjusted EBITDA and Financial Indebtedness covenants, as defined in the Revolving Credit Agreement. The banks granted waivers of these breaches through October 30, 2000. The Company has currently drawn down DM118.1 million and has ancillary facilities available to it of DM24.0 million, out of the total facility of DM182.9 million ($82 million), but cannot make further draw downs under the Revolving Credit Agreement until and unless the current negotiations with the lenders are complete. No assurance can be given that the Company will be successful in its negotiations with its lenders.

2.  Restructuring Charge

In 1999 the Company completed the plans to restructure its businesses in the U.K. and the Raleigh distribution operations in Germany, The Netherlands, Belgium and Ireland. Raleigh U.K. ceased manufacturing steel bicycle frames at the end of 1999 due to increased consumer demand for aluminum frames. Steel frames manufactured by the company accounted for approximately 50% of all frames sold by the company in 1999, with the balance being fabricated mostly from aluminum and imported from Asia. Other components of the restructuring at Raleigh U.K. included streamlining the company's product development and marketing functions. Management of the Raleigh distribution operations in Germany, The Netherlands and Belgium, previously run on a stand-alone basis, has been combined with the Gazelle and Derby Germany operations. The Raleigh Ireland warehouse was closed and distribution outsourced, leaving only a sales and marketing organization in Ireland. These restructuring steps are projected to reduce on-going product costs and selling expenses by approximately $3 million in 2000. In aggregate, 182 employees were engaged in these activities which have ceased and their employment has been terminated. $6,532,000 was included in respect of involuntary termination benefits and closure expenses in the nine months ended September 26, 1999.

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

In July 2000 the company sold the U.K. site used for employee car parking, storage and the parts and accessories business, released by the restructuring, to a property developer. Restructuring costs for the nine months ended October 1, 2000 comprise $205,000 incurred to relocate the Raleigh U.K. Parts & Accessories operation to a green field site together with $565,000 to reorganize the selling and distribution operations of Derby USA.

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

Non-recurring costs for the nine months ended October 1, 2000 comprise $200,000 incurred in a review of ERP systems at Derby Germany.

4.  Derivative Financial Instruments

Adoption of SFAS 133

For the nine months ended September 26, 1999, changes in the fair value of derivative instruments designated as hedges subsequent to the adoption of SFAS 133 are included in accumulated other comprehensive income (loss). During that period the Company recorded in accumulated other comprehensive income (loss) (i) an unrealized loss of $714,000 on the fair value accounting of the forward foreign currency exchange contracts and, (ii) an unrealized gain of $221,000 on the fair value accounting of the currency option and interest rate cap. The unrealized amounts held in other comprehensive income (loss) as at September 26, 1999 have been subsequently realized and therefore recognized in the 1999 consolidated statement of operations with the related hedged transactions.

For the nine months ended October 1, 2000 the Company had no derivatives designated as hedges. Income and expense related to the fair value accounting of the Company's derivative instruments are included in the statement of operations. During this period the Company recorded in other income (expense)
(i) a $1,022,000 increase in the fair value of the unexpired forward foreign exchange contracts, including $75,000 in respect of Sturmey Archer, (ii) a $405,000 increase in the fair value of the unexpired currency option and unexpired interest rate cap and (iii) $211,000 realized upon maturity of part of the currency option.

5.  Short-term Borrowings

On February 15, 2000 the Company received a bridge loan of $7 million provided by Thayer and Perseus. On July 31, 2000 Thayer and Perseus converted the bridge loan into Junior Subordinated Notes. The Company issued 2,500 Class C Warrants in consideration for the use of the bridge loan, with an estimated fair value of $2.9 million, which has been included in interest expense in the first quarter.

As of December 31, 1999 and October 1, 2000 short-term borrowings consist of the following (in thousands):


                                                     Dec 31,         Oct 1,
                                                      1999           2000
                                                      ----           ----
                                                                  unaudited
Short-term bank borrowings...................      $67,602        $37,105
Bank overdraft...............................        1,605          1,245
                                                   -------        -------
  Total short-term borrowings................      $69,207        $38,350
                                                   =======        =======

The Company covenanted to reduce its Aggregate Financial Indebtedness, as defined in the Revolving Credit Agreement, to $55 million on July 4, 2000. Aggregate Financial Indebtedness, which includes undrawn letters of credit, at that date was $59.3 million. The banks waived the default, which was corrected by the conversion, on July 30, 2000, of the $7.0 million bridge loan to Junior Subordinated Notes which are excluded from the definition of Aggregate Financial Indebtedness under the Revolving Credit Agreement as amended.

At August 6, 2000 the Company breached the Inventory Days covenant, as defined in the Revolving Credit Agreements. Additionally at October 1, 2000 the Company breached the Consolidated Adjusted EBITDA to Consolidated Net Interest Payable, Consolidated Adjusted EBITDA and Financial Indebtedness covenants, as defined in the Revolving Credit Agreement. The banks granted waivers of these breaches through October 30, 2000. The Company has currently drawn down DM118.1 million and has ancillary facilities available to it of DM24.0 million, out of the total facility of DM182.9 million ($82 million), but cannot make further draw downs under the Revolving Credit Agreement until and unless the current negotiations with the lenders are complete. No assurance can be given that the Company will be successful in its negotiations with its lenders.

6.  Long-term Debt

On February 4, 1999 the Company issued $20 million principal amount in a subordinated note (the "Subordinated Note") to Vencap Holding (1992) PTE Ltd. which matures in 2010 and bears interest at 19% compounded daily and paid-in-kind by issue of further subordinated notes. On July 31, 2000 Thayer and Perseus converted their interest free bridge loans of $7.0 million into Junior Subordinated Notes due May 15, 2008. The Company issued 2,500 Class C Warrants to Thayer and Perseus in consideration for the use of the bridge loan. Interest accrues on the Junior Subordinated Notes at 18% pa and is paid-in-kind by way of issue of further Junior Subordinated Notes. As of December 31, 1999, and October 1, 2000, long-term debt consists of the following (in thousands):


                                                   Dec 31,         Oct 1,
                                                    1999           2000
                                                    ----           ----
                                                                unaudited
10% $100,000,000 Senior Notes..................    $100,000       $100,000
9 3/8% DM110,000,000 Senior Notes..............      56,410         49,327
19% $20,000,000 Subordinated Note..............      20,000         20,000
18% $7,000,000 Junior Subordinated Loan........           -          7,000
                                                   --------       --------
  Total long-term debt.........................    $176,410       $176,327


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

Common stock and preferred stock

During the nine months ended October 1, 2000 the Company issued 600 Class A and 150 Class C common shares to executives of the Company for $1,000 per share under the management stock plan. In addition the Company issued 1,250 Class C Warrants to Thayer and 1,250 Class C Warrants to Perseus, in consideration for the use of the bridge loan, for a fair value of $2.9 million.

The issue of shares to executives of the Company was partly financed by the issue of secured promissory notes, shown within shareholders' deficit in the balance sheet. All such executive promissory notes bear interest at a fixed rate of 6% pa. Following the issue of stock as listed above, the stock in the Company (at issue price plus accrued preference dividends) is held by the following shareholders and their affiliates (in thousands):


                                                      Thayer
                                                      Capital                          Derby
                                    Number  of       Partners         Perseus       International
                                      Shares          L.L.C.        Capital L.L.C.  Corporation S.A.   Management      Total
                                      ------          ------        --------------  ----------------   -----------     -----
Preferred stock
Series A.....................         25,000         $ 37,500         $     -         $     -          $    -        $37,500
 Accrued dividend $200 per
  share pa....................                         13,876               -               -               -         13,876
 Series B.....................          3,000               -               -           3,000               -          3,000
 Accrued dividend 9.75% pa....                              -               -             752               -            752
                                                       ------           -----          ------           -----         ------
                                                      $51,376         $     -         $ 3,752          $    -        $55,128
                                                       ------           -----          ------           -----         ------
Stock rights
 Class A common...............          8,300               -               -           8,300               -          8,300
 Class B common...............         15,000               -               -          15,000               -         15,000
                                                       ------           -----          ------           -----         ------
                                                     $      -         $     -         $23,300          $    -        $23,300
                                                       ------           -----          ------           -----         ------
Paid in capital
 Class A common...............         26,060          12,500          10,000               -           3,560         26,060
 Class C common...............         23,640          18,950           3,800               -             890         23,640
                                                       ------           -----          ------           -----         ------
                                                     $ 31,450         $13,800         $     -          $4,450        $49,700
                                                       ======           =====          ======           =====         ======
Stock warrants
 Class C common...............          2,500        $  1,450         $ 1,450         $     -          $    -        $ 2,900
                                                       ------           -----          ------           -----         ------
Retained equity
 Class A common...............         21,700        $      -         $     -         $21,700          $    -        $21,700
                                                       ======           =====          ======           =====         ======

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

                          The Derby Cycle Corporation
             Unaudited Pro Forma Consolidated Statements of Income
            (Dollars in thousands, except share and per share data)

                                                                     Quarter ended                 Nine months ended
                                                                     -------------                 -----------------
                                                                  Sept 26,         Oct 1,        Sept 26,          Oct 1,
                                                                    1999           2000            1999            2000
                                                                    ----           ----            ----            ----
Net revenues...............................................       $101,265        $ 99,234        $400,766        $408,220
Net loss applicable to common shareholders.................         (8,629)        (34,417)        (13,215)        (50,434)
                                                                   -------         -------         -------          ------

Net loss applicable to common shareholders per share.......       $(122.49)       $(465.72)       $(189.97)       $(688.38)
                                                                   -------         -------         -------          ------
Weighted average number of shares of common stock
 outstanding...............................................         70,442          73,900          69,564          73,265
                                                                   =======          ======         =======          ======

On April 30, 2000 the Company completed the purchase of the remaining 24% minority holdings in the "Univega Group" including distribution companies in Germany ("Univega Bikes & Sports Europe GmbH") and Switzerland ("Univega Bike & Sport Switzerland AG") together with an intermediate holding company ("Univega Beteiligungen GmbH") for $1,043,000. This amount was paid on July 26, 2000. As the Univega Group had a deficit on shareholders' equity at the time of acquisition, the entire purchase price has been treated as goodwill.

9.  Discontinued Operations

On June 6, 2000 the Company determined to dispose of the bicycle component and other engineering component manufacturing segment of the business trading as Sturmey Archer.

The sale of the U.K. trading assets and certain overseas subsidiaries to Lenark Ltd, on a going concern basis, was completed on June 30, 2000. During quarter 3 the business sold to Lenark Ltd was placed in liquidation. A further loss on disposal of $988,000 has been included in the third quarter operating statement reflecting additional cost to be borne by the Company arising from the liquidation. The transaction, which is included as a loss on the sale of discontinued operations in the operating statement, may be summarized as follows (in thousands):

  Trading assets...............................................     $ 8,665
  Intangibles..................................................          47
  Goodwill.....................................................       3,237
  Disposal costs...............................................       1,668
  Liabilities assumed..........................................      (3,981)
                                                                     ------
     Loss on sale of discontinued operations...................     $ 9,636
                                                                     ======

The consolidated Statement of Operations for the discontinued segment for the quarter and nine months ended October 1, 2000 was as follows:

                                                                        Quarter ended                 Nine months ended
                                                                        -------------                 -----------------
                                                                    Sept 26,           Oct 1,       Sept 26,          Oct 1,
                                                                      1999             2000           1999            2000
                                                                      ----             ----           ----            ----
Net revenues...............................................        $ 3,189          $     -        $11,467         $ 8,616
Cost of goods sold.........................................         (2,937)               -         (9,830)         (7,153)
                                                                     -----             ----         ------           -----
     Gross profit..........................................            252                -          1,637           1,463
Selling, general, and administrative expenses..............           (324)               -         (1,282)           (905)
Restructuring charge.......................................              -                -           (617)              -
                                                                     -----             ----         ------           -----
     Operating (loss) income...............................            (72)               -           (262)            558
  Interest income..........................................             65                -            135             149
  Other income (expense) net...............................              -                -              -             (75)
  Loss on dispositions of property, plant and equipment....              -                -              -             (11)
                                                                     -----             ----         ------           -----
     (Loss) profit before income taxes.....................             (7)               -           (127)            621
Provision for income taxes.................................            (91)               -            (20)           (179)
                                                                     -----             ----         ------           -----
     Net (loss) profit applicable to common shareholders...        $   (98)         $     -        $  (147)        $   442
                                                                     =====             ====         ======           =====
Net loss applicable to common shareholders per share.......        $ (1.39)         $     -        $ (2.21)        $  6.03
                                                                     =====             ====         ======           =====


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

                                                                     Quarter ended                 Nine months ended
                                                                     -------------                 -----------------
                                                                  Sept 26,         Oct 1,           Sept 26,        Oct 1,
                                                                    1999            2000             1999           2000
                                                                  unaudited      unaudited        unaudited      unaudited
                                                                  ---------      ---------        ---------      ---------
Net revenues:
  Raleigh U.K..............................................       $ 21,137        $ 17,392        $ 55,723        $ 46,160
  Gazelle, The Netherlands.................................         20,055          19,585          94,518          99,427
  Derby Germany............................................         24,836          23,870         120,061         132,926
  Derby U.S.A..............................................         25,902          25,723          84,940          81,433
  Raleigh Canada...........................................          1,417           2,093          19,503          22,720
  Probike, South Africa....................................          3,479           4,106          10,413          11,660
  Other companies..........................................          4,439           6,465          11,347          13,894
                                                                   -------          ------         -------         -------
     Total net revenues....................................       $101,265        $ 99,234        $396,505        $408,220
                                                                   -------          ------         -------         -------

                                                                     Quarter ended                 Nine months ended
                                                                     -------------                 -----------------
                                                                  Sept 26,         Oct 1,           Sept 26,        Oct 1,
                                                                    1999            2000             1999           2000
                                                                  unaudited      unaudited        unaudited      unaudited
                                                                  ---------      ---------        ---------      ---------
Operating income:
  Raleigh U.K..............................................       $  1,703        $ (1,020)       $   (113)       $ (1,244)
  Gazelle, The Netherlands.................................          1,538              71          13,144          12,824
  Derby Germany............................................         (3,245)        (16,052)          3,706          (8,025)
  Derby U.S.A..............................................             (7)         (5,402)            880          (7,916)
  Raleigh Canada...........................................           (101)           (276)          1,992           1,925
  Probike, South Africa....................................            163             258             437             717
  Other companies..........................................         (1,440)         (2,357)         (3,092)         (6,913)
                                                                   -------          ------         -------         -------
     Underlying operating income...........................         (1,389)        (24,778)         16,954          (8,632)
        Restructuring charge...............................            (67)           (658)         (6,532)           (770)
        Non-recurring items................................            (57)           (139)         (1,436)           (200)
        Gain on dispositions of property, plant and
         equipment.........................................              -           2,171               -           1,602
                                                                   -------          ------         -------         -------
     Total operating income................................       $ (1,513)       $(23,404)       $  8,986        $ (8,000)
                                                                   =======          ======         =======         =======

11.  Lyon Investments B.V. Summarized Financial Information

Lyon Investments B.V. ("Lyon"), a Dutch company, is a wholly owned subsidiary of the Company which is a co-issuer of the $100,000,000 of 10 percent Senior Notes and the DM110,000,000 of 9 3/8 percent Senior Notes (collectively, the "Senior Notes"). As co-issuers, Lyon and the Company are joint and severally liable with respect to the Senior Notes. Lyon received $20,250,000 plus DM110,000,000 of the issue proceeds of the Senior Notes, which are shown as liabilities in Lyon's balance sheet. The Company received $79,750,000 of the issue proceeds, which are shown as liabilities on the Company's unconsolidated balance sheet. As co-issuer, Lyon has a contingent liability for the $79,750,000 of proceeds due by the Company should the Company default in servicing those Senior Notes. Sturmey Archer Europa B.V., a subsidiary of Derby Nederland B.V. was sold to Lenark Ltd on June 30, 2000 as part of the disposal of the Sturmey Archer business segment. The following summarized financial information sets forth the combined financial position and results of operations of Lyon, together with its subsidiaries, Derby Nederland B.V. and Engelbert Wiener Bike Parts GmbH. Derby Nederland B.V. is a holding company owning 100 percent of Koninklijke Gazelle B.V. and Raleigh B.V.

                             Lyon Investments B.V.
                     Summarized Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                           Dec 31, 1999    Oct 1, 2000
                                                                           ------------    -----------
Assets                                                                                      unaudited
Current assets :
  Cash and cash equivalents..............................................       $  7,817       $  5,202
  Accounts receivable, net...............................................         11,642         10,206
  Inventories............................................................         20,986         17,690
  Loans to internal group companies......................................        103,906        111,808
  Other current assets...................................................          6,799          7,618
                                                                                 -------        -------
     Total current assets................................................        151,150        152,524
                                                                                 -------        -------
Property, plant and equipment, net.......................................          9,805          8,506
Intangibles, net.........................................................          2,080          1,657
Prepaid pension asset....................................................         16,807         15,949
                                                                                 -------        -------
     Total assets........................................................       $179,842       $178,636
                                                                                 =======        =======
                     Liabilities and Shareholders' Deficit
Current liabilities:
  Loans from internal group companies....................................       $ 78,189        $ 73,493
  Short-term borrowings..................................................         26,567          24,251
  Other current liabilities..............................................         22,876          27,464
                                                                                 -------         -------
     Total current liabilities...........................................        127,632         125,208
Other liabilities:
  10% $100,000,000 Senior Notes..........................................         20,250          20,250
  9 3/8% DM110,000,000 Senior Notes......................................         56,410          49,327
  Other liabilities......................................................          5,791           5,498
                                                                                 -------         -------
     Total liabilities...................................................        210,083         200,283
Shareholders' deficit....................................................        (30,241)        (21,647)
                                                                                 -------         -------
     Total liabilities and shareholders' deficit.........................       $179,842        $178,636
                                                                                 =======         =======

                             Lyon Investments B.V.
           Unaudited Summarized Consolidated Statements of Operations
                             (Dollars in thousands)

                                                                     Quarter ended                 Nine months ended
                                                                     -------------                 -----------------
                                                                  Sept 26,         Oct 1,         Sept 26,        Oct 1,
                                                                    1999            2000            1999           2000
                                                                    ----            ----            ----           ----
Net revenues...............................................       $ 27,193        $ 28,253        $116,159        $123,401
Cost of goods sold.........................................        (21,740)        (23,156)        (87,827)        (94,085)
                                                                    ------          ------          ------          ------
     Gross profit..........................................          5,453           5,097          28,332          29,316
Selling, general, and administrative expenses..............         (4,060)         (4,973)        (15,313)        (16,500)
                                                                    ------          ------          ------          ------
     Operating income......................................          1,393             124          13,019          12,816
Other income (expense):
  Interest expense.........................................         (3,473)         (2,762)        (11,326)        (10,267)
  Interest income..........................................          1,704           1,329           5,529           5,545
  Other income net.........................................              -              (2)              -               -
                                                                    ------          ------          ------          ------
     Income (loss) before income taxes.....................           (376)         (1,311)          7,222           8,094
Provision for income taxes.................................            110             159          (2,497)         (3,272)
                                                                    ------          ------          ------          ------
  Income (loss) from continuing operations.................           (266)         (1,152)          4,725           4,822
Discontinued operations:
  Income (loss) from discontinued operations...............            (11)              -              37              80
  Gain on sale of discontinued operations..................              -               -               -             160
                                                                    ------          ------          ------          ------
  Profit (loss) on discontinued operations.................            (11)              -              37             240
                                                                    ------          ------          ------          ------
     Net income (loss).....................................       $   (277)       $ (1,152)       $  4,762        $  5,062
                                                                    ======          ======          ======          ======

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

On June 30, 2000 the Company sold the business and assets of Sturmey Archer which was engaged in the manufacture of bicycle components and other engineering components. The purchaser assumed $4.0 million of liabilities in consideration of the sale. Sturmey Archer had revenues of $20.6 million and EBITDA of $0.6 million in 1999.

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

Results of Operations

The Company manages its business in six major operating units as shown in the following table. Consolidation adjustments, certain small operating companies, non-operating companies and the headquarters are included in "Other companies". All comparisons in the following discussion and analysis are against the corresponding quarter and nine months ended September 26, 1999, unless otherwise stated. Operating unit figures for 1999 have been re-translated using 2000 foreign exchange rates to facilitate comparison. The results of Sturmey Archer for 1999 and 2000 have been excluded from the calculation of operating income, but included in the balance sheets and statements of cash flows.

                                                                     Quarter ended                 Nine months ended
                                                                     -------------                 -----------------
                                                                  Sept 26,         Oct 1,         Sept 26,        Oct 1,
                                                                    1999            2000            1999           2000
                                                                    ----            ----            ----           ----
Units sold:
Thousands of bicycles
Raleigh U.K................................................            128            103            323            264
Gazelle....................................................             57             58            257            290
Derby Germany..............................................            102             89            480            551
Derby U.S.A................................................            121            113            367            339
Raleigh Canada.............................................             15             22            220            259
Probike....................................................             34             51             93            136
Other companies and group transactions.....................              5              8             10             14
                                                                       ---            ---          -----          -----
  Total units sold.........................................            462            444          1,750          1,853
                                                                       ===            ===          =====          =====

Units sold. Units sold decreased by 18 thousand units and increased by 103 thousand units for the quarter and nine months ended October 1, 2000. Organic growth achieved was 55 thousand units in the nine month period compared with year ago, representing an annual volume growth rate of approximately 3%. 16 thousand units of the increase represented Diamond Back sales in January 1999 not included in the 1999 results as that business was acquired on February 4, 1999 and 32 thousand units of the increase related to the 5 days through October 1, 1999 included in the fourth quarter's results in 1999. Particularly strong growth was seen at Gazelle and Derby Germany following successful product range launches, advertising and lower retail inventories. In Canada, sales grew in the private label channel as orders were won from offshore competitors, while Probike in South Africa increased inventory levels to avoid sales lost in previous years when this was cut-back too far. The change in sales volume at Raleigh U.K. arose because a major customer ended 1999 with excess inventory and cut back its purchase from 12 thousand units in the first quarter of 1999 to less than 1 thousand units in the first quarter of 2000 while sales have since suffered from the introduction of competing brands, leading to a reduction of 29 thousand units in sales for the nine months ended October 1, 2000. Sales also suffered from less availability from stock due to the longer lead-time on out-sourced frames compared with in-house manufacture which ceased in December 1999: this is estimated to have caused the loss of sales of 15 thousand units as demand was concentrated more towards the lower price-points than had been anticipated.

For the quarter ended October 1, 2000, UK sales were adversely affected by wet weather and low availability of those models in demand, while both manufacturing plants in Germany were shut down for an extended period to reduce finished inventories. The sales force in U.S.A. was reorganized in August 2000 to eliminate overlapping territories and reduce expenses through increased tele-marketing, although this has had an adverse impact on sales in the transition period. Probike increased its marketing activity and its distribution through national retailers in 2000, which, together with better inventory availability, is growing sales at close to 50%.

                                                                     Quarter ended                 Nine months ended
                                                                     -------------                 -----------------
                                                                  Sept 26,         Oct 1,         Sept 26,        Oct 1,
                                                                    1999            2000            1999           2000
                                                                    ----            ----            ----           ----
Net revenues:
$ millions
Raleigh U.K................................................         $ 19.6          $17.4         $ 52.9         $ 46.2
Gazelle....................................................           17.3           19.6           82.8           99.4
Derby Germany..............................................           21.9           23.8          105.6          132.9
Derby U.S.A................................................           25.9           25.7           84.9           81.4
Raleigh Canada.............................................            1.5            2.1           20.1           22.7
Probike....................................................            3.0            4.1            9.5           11.7
Other companies and group transactions.....................            4.1            6.5           10.2           13.9
                                                                     -----          -----          -----         ------
  Total at comparable foreign exchange rates...............           93.3           99.2          366.0          408.2
  Re-translation to actual foreign exchange rates..........            8.0              -           30.5              -
                                                                     -----           ----          -----          -----
  Total net revenues as reported...........................         $101.3          $99.2         $396.5         $408.2
                                                                     =====           ====          =====          =====

Net revenues. Net revenues at comparable foreign exchange rates for the quarter and nine months ended October 1, 2000 grew by $5.9 million (6.4%) and $42.2 million (11.5%). This was driven by the change in bicycle units sold of 3.9% decrease and 5.9% increase for those periods and an increase in average unit selling price of 10.6% and 5.5% for the same periods. The increase in price was driven by an increase in models sold with suspension, offset by a weaker mix from increasing sales through mass merchants. The weakness of the Euro in 2000 reduced the reported growth in consolidated net revenues by more than 8 percentage points upon translation of net revenues into U.S. Dollars at the actual rates applicable to each year. Sales of parts and accessories saw double digit percentage growth in all markets apart from the U.K. and the U.S.A.. Parts and accessories revenues fell in the third quarter in the U.K. as the disruption of relocating the distribution center continued in July, but were still ahead of year ago for the first nine months. Parts and accessories revenues fell at Derby U.S.A. as the sales force was reorganized and due to the disruption while the Diamond Back and Raleigh parts and accessories warehousing was consolidated. The recovery seen in the Diamond Back fitness business in the last quarter of 1999 with the launch of the new range of products continued, with revenues in the quarter 60% up on year ago.

Gross profit. Gross profit of $4.3 million for the quarter ended October 1, 2000 compares with $22.7 million for the same period in 1999. The drop was the result of inventory adjustments in Germany as failures in the implementation of the new ERP system were corrected, totalling $6.8 million, plus a $3.7 million increase in the provision for slow moving inventory in Germany. Although it is clear that such failures existed in both the first and second quarters, it is not possible, retrospectively, to quantify their effects on the results for those quarters. Therefore, there has been no restatement of the first and second quarters' results. Additionally, because this quarter's results include the total correction resulting from the failures in the implementation of the ERP system, it is difficult to draw meaningful comparisons with the results for the quarter ended September 26, 1999. However, meaningful comparisons with the results for the nine months ended September 26, 1999 are possible as the cumulative effect of the failures referred to above has been appropriately reflected in the results for the nine months ended October 1, 2000 and no such failures occurred in the nine months ended September 26, 1999. The slow moving inventory arose from the ordering of excess components, also due to failures in the implementation of the ERP system. Inventory reserves in U.K. and U.S.A. were also increased by $2.3 million in aggregate to cover inventory issues following changes in manufacturing methods at those companies. Surplus inventory arose in U.K. as the manufacture of frames stopped at the beginning of the year and an inflexible manufacturing procedure was introduced. The U.S.A. geared up to double shift working in the first half of 2000, but this was found to be uneconomic and has reverted to single-shift working. Excess component inventory built-up in that period as production did not achieve anticipated levels. In addition, margins fell by 5.4% across all companies. This was mainly due to the weakening of the Euro and sterling against the U.S. dollar, which increased the imported component costs, in local currency, at the European operations. Furthermore, discounting necessary to both close out 2000 model year products before the September introduction of 2001 models in U.S.A. and to use up surplus components in Germany reduced gross margins. Additional factors included a weaker distribution mix, with a higher proportion of mass merchant sales in U.K., Germany and Canada, plus lower recovery of production expenses on the lower production volumes.

The gross profit of $79.8 million for the nine months ended October 1, 2000 was $15.7 million below the gross profit for the same period in 1999. For the first half year the gross margin was only 0.2 percentage points below year ago, with additional volume increasing the gross profit to $2.7 million higher than year ago: the third quarter adverse variance of $18.4 reduced the gross profit for the nine months ended to $15.7 million lower than year ago.

                                                                     Quarter ended                 Nine months ended
                                                                     -------------                 -----------------
                                                                  Sept 26,         Oct 1,         Sept 26,        Oct 1,
                                                                    1999            2000            1999           2000
                                                                    ----            ----            ----           ----
Selling, general and administrative expenses:
$ millions
Translated at comparable foreign exchange rates............          $22.3          $29.1          $73.2          $88.4
Re-translation to actual foreign exchange rates............            1.8              -            5.3              -
                                                                     -----           ----           ----           -----
  Total selling general and administrative expenses as
   reported................................................          $24.1          $29.1          $78.5          $88.4
                                                                      ====           ====           ====           ====

Selling, general and administrative expenses. Selling, general and administrative expenses at comparable foreign exchange rates increased by $6.8 million and $15.2 million for the quarter and nine months ended October 1, 2000. This included $1.6 million of expenses at Diamond Back in January 1999 not included in the 1999 results as that business was acquired on February 4, 1999 and the costs of corporate marketing initiatives, sourcing project fees, the corporate headquarters and Bikeshop.com of $1.8 million and $5.3 million for the quarter and nine months ended October 1, 2000: neither of these had been established in the first half of 1999. Distribution expenses increased by $1.0 million and $3.9 million for the quarter and nine months ended October 1, 2000 due to lower recharges to customers as an incentive to place increased orders plus higher freight rates. In addition, the allowance for doubtful trade accounts at Raleigh USA was increased by $1.5 million to cover the increase in accounts receivable over 60-days overdue. The remaining increases in expenses arose in Holland, Germany and USA, where administration expenses increased from lower discounts received, legal and recruiting costs, plus higher bonuses at Gazelle. The above increases were reduced upon translation into U.S. Dollars at the actual rates applicable for each year, due to the weakness of the Euro in 2000.


                                                                     Quarter ended                 Nine months ended
                                                                     -------------                 -----------------
                                                                  Sept 26,         Oct 1,         Sept 26,        Oct 1,
                                                                    1999            2000            1999           2000
                                                                    ----            ----            ----           ----
Operating income:
$ millions
Raleigh U.K................................................          $ 1.9          $ (1.0)          $ 0.2           $(1.2)
Gazelle....................................................            1.6             0.9            11.8            13.7
Derby Germany..............................................           (2.7)          (16.0)            3.4            (8.0)
Derby U.S.A................................................              -            (5.4)            0.9            (7.9)
Raleigh Canada.............................................           (0.1)           (0.3)            2.0             1.9
Probike....................................................            0.2             0.2             0.4             0.7
Other companies and group transactions.....................           (1.6)           (3.2)           (3.2)           (7.8)
                                                                      ----            ----             ---            -----
  Underlying operating income at comparable foreign                   (0.7)          (24.8)           15.5            (8.6)
   exchange rates..........................................
     Re-translation to actual foreign exchange rates.......           (0.6)              -             1.5               -
     Restructuring charge..................................           (0.1)           (0.7)           (6.5)           (0.8)
     Non-recurring items...................................           (0.1)           (0.1)           (1.5)           (0.2)
     Gain on dispositions of property, plant and equipment.              -             2.2               -             1.6
                                                                      ----            ----             ---            -----
  Total operating income as reported.......................          $(1.5)         $(23.4)          $ 9.0           $(8.0)
                                                                      ====            ====             ===            =====

Operating income. The underlying operating loss at comparable foreign exchange rates, of $24.8 million and $8.6 million for the quarter and nine months ended October 1, 2000, compares with a loss of $0.7 million for the same quarter in the previous year and operating income of $15.5 million for the nine months ended September 26, 1999. The reversal in operating results of $24.1 million for the quarter and nine months ended October 1, 2000 compared with year ago, was the result of the reduction in gross margin at comparable foreign exchange rates of $17.4 million and $9.0 million respectively for the same periods and increases of $6.8 million and $15.2 million in selling, general and administrative expenses. The 2000 figures were reduced, relative to 1999, upon translation into U.S. Dollars at the actual foreign exchange rates applicable for each year, due to the weakness of the Euro.

Restructuring charge and non-recurring items. The Company reorganized parts of its business in 1999, as described in Notes 2 and 3 of the attached financial statements, at a total cost of $8.7 million, of which $8.0 million arose in the first nine months of 1999. In 2000 the U.S. sales forces for Raleigh and Diamond Back have been combined, resulting in employee termination expenses of $0.6 million, while $0.2 million of expenses were incurred in the relocation of the U.K. parts and accessories business. $0.2 million of expenses incurred in the investigation of the German ERP system issues have been expensed as a non-recurring item.

                                                                     Quarter ended                 Nine months ended
                                                                     -------------                 -----------------
                                                                  Sept 26,         Oct 1,         Sept 26,        Oct 1,
                                                                    1999            2000            1999           2000
                                                                    ----            ----            ----           ----

Interest expense:
$ millions
Senior Notes...............................................           $3.8          $ 3.7          $11.6          $11.3
Subordinated Note..........................................            1.1            1.3            2.8            3.8
Revolving credit facility..................................            0.9            0.7            3.3            3.8
Bridge loan................................................              -              -              -            2.9
Other interest.............................................            0.1            0.5            0.6            1.1
Amortization of deferred financing costs...................            0.5            0.5            1.4            1.4
                                                                       ---           ----           ----           ----
  Total interest expense...................................           $6.4          $ 6.7          $19.7          $24.3
                                                                       ===           ====           ====           ====

Interest expense. Interest expense increased by $0.3 million and $4.6 million for the quarter and nine months ended October 1, 2000, of which $2.9 million represents the fair value of Class C common stock warrants issued in the first quarter in consideration for the use of the bridge loan. The remaining increase was caused by four factors: a longer accounting period, higher revolver borrowings, interest paid to vendors on overdue accounts payable plus interest on the Subordinated Note for January 2000 and the effect of compounding the PIK interest thereon: the Subordinated Note was issued on February 4, 1999 and therefore the 1999 nine month figures only include 8 months interest on the Subordinated Note. Interest on the Subordinated Note is paid-in-kind by way of the issue of further subordinated notes.

Interest income. Interest income was earned on the cash proceeds of a property disposition in December 1999, which were placed temporarily on deposit during the first quarter of 2000.

Gain on dispositions of property, plant and equipment. The final part of the UK manufacturing site was sold in the third quarter for $3.2 million cash, realizing a gain of $2.2 million over book value. Additional costs of $0.6 million associated with the property disposition in December 1999 were identified in the first quarter of 2000 and therefore expensed.

                                                                     Quarter ended                 Nine months ended
                                                                     -------------                 -----------------
                                                                  Sept 26,         Oct 1,         Sept 26,        Oct 1,
                                                                    1999            2000            1999           2000
                                                                    ----            ----            ----           ----
Provision for income taxes:
$ millions
Current taxes..............................................          $(0.6)          $ 0.2          $ 2.2           $ 3.7
Deferred taxes.............................................            0.1             0.5           (2.8)            1.5
                                                                      ----             ---           ----            ----
  Total provision for income taxes.........................          $(0.5)          $ 0.7          $(0.6)          $ 5.2
                                                                      ====             ===           ====            ====

Provision for income taxes. Deferred tax has been calculated in 2000 using the same more prudent assumptions first adopted in the 1999 year end financials, resulting in a reduction in the deferred tax recovery. Taxable losses continue to be made in certain jurisdictions, including Germany, which cannot be offset against the taxable income in other jurisdictions, including The Netherlands where income has increased, leading to an increase in the provision for current income taxes in 2000.

Net income. The net loss increased by $23.7 million and $34.5 million in the quarter and nine months ended October 1, 2000. The increase in loss was the result of the lower gross profit, higher selling, general and administrative, higher interest expense, a book loss of $9.6 million on the sale of Sturmey Archer in the second quarter and a higher provision for income taxes, offset by a restructuring charge in 1999.

Dividends accrued on preferred stock. Dividends were not accrued on the preferred stock in the first quarter of 1999 to correct an over-accrual in 1998.


                                                                     Quarter ended                 Nine months ended
                                                                     -------------                 -----------------
                                                                  Sept 26,         Oct 1,         Sept 26,        Oct 1,
                                                                    1999            2000            1999           2000
                                                                    ----            ----            ----           ----
EBITDA:
$ millions
Raleigh U.K................................................          $ 1.8          $ (1.0)          $ 0.7           $(1.2)
Gazelle....................................................            1.5             1.4            12.0            14.6
Derby Germany..............................................           (2.2)          (15.2)            5.5            (5.3)
Derby U.S.A................................................            0.2            (5.3)            1.4            (7.4)
Raleigh Canada.............................................           (0.1)           (0.2)            2.3             2.3
Probike....................................................            0.2             0.3             0.5             0.8
Other companies and group transactions.....................           (1.2)           (2.8)           (2.4)           (6.9)
                                                                      ----            ----             ---             ---
  Total EBITDA at comparable exchange rates................            0.2           (22.8)           20.0            (3.1)
  Retranslation to actual foreign exchange rates...........              -               -             2.2               -
                                                                      ----            ----             ---             ---
  Total EBITDA as reported.................................          $ 0.2          $(22.8)          $22.2           $(3.1)
                                                                      ====            ====            ====            =====

EBITDA. EBITDA at comparable exchange rates decreased by $23.0 million in the quarter compared with year ago, in line with the decrease in underlying operating income explained above. This produced an EBITDA loss for the first nine months of $3.1 million, $23.1 million below year ago at comparable exchange rates.

EBITDA is calculated as follows (excluding Sturmey Archer):

                                                                     Quarter ended                 Nine months ended
                                                                     -------------                 -----------------
                                                                  Sept 26,         Oct 1,         Sept 26,        Oct 1,
                                                                    1999            2000            1999           2000
                                                                    ----            ----            ----           ----
EBITDA:
$ millions
 Underlying operating income at actual foreign exchange                $(1.3)         $(24.8)          $17.0           $(8.6)
 rates.....................................................
Foreign currency contracts allocated to other income.......               -             0.7               -             1.2
Depreciation...............................................             2.0             1.7             6.7             5.6
Amortization
  Intangibles..............................................             0.1             0.2             0.4             0.4
  Investment grants........................................            (0.1)           (0.1)           (0.4)           (0.3)
  Positive goodwill........................................             0.1             0.1             0.3             0.4
  Negative goodwill........................................            (0.1)           (0.1)           (0.3)           (0.3)
  Pension transition asset.................................            (0.5)           (0.5)           (1.5)           (1.5)
                                                                       ----           -----            ----            -----
                                                                      $ 0.2          $(22.8)          $22.2           $(3.1)
                                                                       ====           =====            ====            =====

From September 27, 1999 the Company did not designate its forward foreign currency exchange contracts as hedges, recording any realized gain or loss through other income in the income statement in accordance with SFAS 133. As all of these contracts were initiated to mitigate the Company's foreign currency trading transaction exposure: the realized gain of $0.7 million and $1.2 million in the quarter and nine months ended October 1, 2000 arising from them has been included in EBITDA to match these contracts with the transactions they relate to, albeit that they do not meet all the hedge designation requirements of SFAS
133. The resulting EBITDA is consistent with the calculation used for the quarter ended September 26, 1999, when the realized gain or loss resulting from all such hedge contracts was included in operating income.

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

Finished goods inventory remains relatively constant throughout the fiscal year and the level of raw materials increases and decreases normally only to accommodate production needs. Work in process represents, on average, nine days' production. Inventory levels should reach a minimum at the end of the season.

Net cash flows provided by operating activities decreased by $13.5 million to a $5.7 million inflow for the first nine months from an inflow of $19.2 million in 1999. Five of the constituent elements of cash flow changed significantly year-on-year. Firstly, operating income fell by $17.0 million as discussed in the previous section. Secondly, although receivables were above year ago due to higher revenues, the increase was actually $5.1 million lower due to an $11.0 million higher starting position in 2000 (including the Diamond Back acquisition balance sheet in the 1999 starting position) caused by strong sales in the final quarter of 1999. Third, higher planned production, together with unforeseen production arrears in Germany and a fall in UK demand combined with an inventory mix mis-aligned with market requirements, lead to an accumulation of inventories in those countries and a $9.2 million lower overall decrease in inventories. Fourth, the credit period taken from vendors has increased by 18 days, generating $8.6 million of cash, while other liabilities dropped by $1.6 million, compared with a $5.0 million increase in 1999, as restructuring expenses were accrued in the second quarter of 1999 and largely disbursed in the last quarter of 1999 and the first quarter of 2000. Finally, income taxes paid were $2.7 million net this period, compared with $7.3 million in the first nine months of the previous year when tax postponed from 1997 and 1998 was paid.

Cash on hand at the beginning of the year was applied to the repayment of short-term bank borrowings. Drawings of $30.8 million under the revolving credit facility were repaid during the period, mainly from the proceeds of the $7.0 million bridge loan, which was converted into Junior Subordinated notes on July 31, 2000, the application of the $12.7 million cash proceeds of the property disposal made in December 1999 and $9.1 million of cash on hand at the end of 1999. At the end of the period $26.7 million of the revolving credit facility was unutilized and cash of $7.2 million was held.

The Company adopted SFAS 87, "Employers' Accounting for Pensions and other Post Retirement Benefits" on January 1, 1993. The impact of adopting SFAS 87 was the recognition of a transition asset of $37.8 million. The transition asset is being amortized into income over 15 years from January 1, 1989, the effective date of SFAS 87. Net periodic pension income was $3.9 million in the first nine months of 1999 and 2000. Net periodic pension income includes amortization of the transition asset into income of $1.8 million and $1.7 million in the first nine months of 1999 and 2000.

The Company's capital expenditures were $4.5 million and $6.5 million in the first nine months of 1999 and 2000. Apart from $0.8 million invested in the UK relocating the parts and accessories distribution center and reorganizing the manufacturing following the cessation of frame manufacture and $0.7 million invested in Bikeshop.com systems, this comprised (i) on-going cost reduction projects, (ii) replacements and (iii) items required to satisfy statutory environmental and health and safety legislation.

The Company is primarily financed by equity purchased by Thayer, Perseus, DICSA and management as part of a recapitalization in May 1998 and subsequently, plus retained equity that was not recapitalized of, in aggregate, $135.2 million and debt in the form of Senior Notes, the revolving credit facility and subordinated notes. The Company incurred significant indebtedness in connection with the Recapitalization. As of October 1, 2000, the Company had $233.4 million of combined indebtedness, comprising $149.3 million of Senior Notes, a $20.0 million Subordinated Note, $7.0 million of Junior Subordinated Notes from Thayer and Perseus, as well as $37.1 million of draw downs, $0.3 million of overdraft and $4.9 million of guarantees under the revolving credit facility and $1.0 million of borrowings under the South African Credit Facility. The Senior Notes are issued under Indentures which contain certain covenants that, among other things, restrict the ability of the Company and its Restricted Subsidiaries to incur additional indebtedness, pay dividends, redeem capital stock, redeem subordinated obligations, make investments, undertake sales of assets and subsidiary stock, engage in transactions with affiliates, issue capital stock, permit liens to exist, operate in other lines of business, engage in certain sale and leaseback transactions and engage in mergers, consolidations or sales of all or substantially all the assets of the Company. Accordingly, certain activities or transactions that the Company may want to pursue or enter into may be restricted or prohibited, and such restrictions and prohibitions could, from time to time, impact available cash on hand and the liquidity of the Company.

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

The Revolving Credit Agreement provided for a seven-year DM214 million secured senior revolving credit facility to be made available to the Company's operating companies. Borrowings under this revolving credit facility are available subject to a borrowing base determined as a percentage of eligible assets. The Company's borrowings peak in February, March and April each year. The facility was reduced to DM183 million on June 30, 2000, the DM31 million reduction being equivalent to the proceeds of a property sale completed in December 1999 and the working capital of the Sturmey Archer business that was sold.

On July 31, 2000 Thayer and Perseus converted their interest free bridge loans of $7.0 million into Junior Subordinated Notes due May 15, 2008. The Company issued 2,500 Class C Warrants to Thayer and Perseus in consideration for the use of the bridge loan. Interest accrues on the Junior Subordinated Notes at 18% pa and is paid-in-kind by way of issue of further Junior Subordinated Notes.

The Company expects that the existing revolving credit facility will not be sufficient to cover its liquidity requirements. The Company is currently negotiating with the lenders under its Credit Agreement to increase its line of credit and to amend certain financial covenants in the Credit Agreement. In addition, the Company is exploring other financing options including raising new equity and/or debt capital. No assurance can be given that the Company will be successful in meeting these objectives. The Company's non-compliance with certain borrowing covenants is discussed under "Restrictive loan covenants".

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

Unsecured status of senior notes and asset encumbrance

The Senior Note Indentures permit the Company to incur certain secured indebtedness, including indebtedness under the Revolving Credit Agreement, which is secured and guaranteed by the obligors thereunder through a first priority fully protected security interest in all the assets, properties and undertakings of the Company and each other obligor thereunder where available and cost effective to do so, and to the extent permissible by local laws. The Company has facilities available under the Revolving Credit Agreement of DM182.9 million ($82.0 million). As of October 1, 2000, the Company had indebtedness outstanding under the Revolving Credit Agreement of $41.4 million. Borrowings of $1.0 million under the South African Credit Facility are secured by a security interest in certain of the assets of the Company's South African subsidiaries. The Senior Notes are unsecured and therefore do not have the benefit of any such collateral. Accordingly, if an event of default were to occur under the Revolving Credit Agreement or the South African Credit Facility, the lenders thereunder would have the right to foreclose upon the collateral securing such indebtedness to the exclusion of the holders of the Senior Notes, notwithstanding the existence of an event of default with respect to the Senior Notes. In such event, the assets constituting such collateral would first be used to repay in full all amounts outstanding under the Revolving Credit Agreement or the South African Credit Facility, as applicable, resulting in all or a portion of the assets of the Issuers being unavailable to satisfy the claims of holders of the Senior Notes and other unsecured indebtedness of the Issuers. The Company may also incur other types of secured indebtedness under the Senior Note Indentures, including up to $20 million in indebtedness of any type, indebtedness of an acquired company where the Company would have been able to incur $1.00 of additional indebtedness under its Consolidated Coverage Ratio, indebtedness in respect of performance bonds, bankers' acceptances, letters of credit, and the like, purchase money indebtedness and capitalized lease obligations in an aggregate amount not exceeding $10 million, indebtedness incurred by foreign subsidiaries not exceeding $5 million, and indebtedness incurred by a securitization entity.

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

All of the Company's freehold property and intellectual property located in Canada, Germany, Ireland, The Netherlands, Sweden, U.K. and U.S.A. is pledged as security for the Company's seven year revolving credit facility of DM182,885,854.

The Company covenanted to reduce its Aggregate Financial Indebtedness, as defined in the Revolving Credit Agreement, to $55 million on July 4, 2000. Aggregate Financial Indebtedness, which includes undrawn letters of credit, at that date was $59.3 million. The banks waived the default, which was corrected by the conversion, on July 30, 2000, of the $7.0 million bridge loan to Junior Subordinated Notes which are excluded from the definition of Aggregate Financial Indebtedness under the Revolving Credit Agreement as amended.

At August 6, 2000 the Company breached the Inventory Days covenant, as defined in the Revolving Credit Agreements. Additionally at October 1, 2000 the Company breached the Consolidated Adjusted EBITDA to Consolidated Net Interest Payable,

Consolidated Adjusted EBITDA and Financial Indebtedness covenants, as defined in the Revolving Credit Agreement. The banks granted waivers of these breaches through October 30, 2000. The Company has currently drawn down DM118.1 million and has ancillary facilities available to it of DM24.0 million, out of the total facility of DM182.9 million ($82 million), but cannot make further draw downs under the Revolving Credit Agreement until and unless the current negotiations with the lenders are complete. No assurance can be given that the Company will be successful in its negotiations with its lenders.


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

Substantial leverage and debt service obligations

The Company incurred substantial indebtedness in connection with the recapitalization in 1998 and acquisition of Diamond Back in 1999 and has a highly leveraged capital structure. As of October 1, 2000, the Company had combined total indebtedness of $245.7 million (including all indebtedness and guarantees of indebtedness under the Revolving Credit Agreement and indebtedness under the South African Credit Facility, but excluding, in each case, unused commitments thereunder), preferred stock of $55.1 million, stock rights of $23.3 million and shareholders' deficit was $121.3 million. The Company's ability to make scheduled interest payments and repayment of principal is dependent upon its future operating performance, which, in turn, is subject to general economic and competitive conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.8 Second Amended and Restated Certificate of Incorporation of The Derby Cycle Corporation.

27  Financial Data Schedule.

Reports on Form 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Stamford, Connecticut on November 15, 2000.

Lyon Investments B.V.                                       Date
                                                            ----


\s\ Klaas Dantuma

By: ______________________________                          November 15, 2000

Name: Klaas Dantuma

Title: Managing Director



\s\ Simon J. Goddard

By: ______________________________                          November 15, 2000

Name: Simon J. Goddard

Title: Managing Director



\s\ Daniel S. Lynch

By: ______________________________                          November 15, 2000

Name: Daniel S. Lynch

Title: Managing Director